Form 10-Q
period 2010-06-30
GLOBAL CONDIMENTS, INC.
filed 2010-08-16
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

GLOBAL CONDIMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-1458154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 East Calder Way, State College, Pennsylvania 16801
 (Address of principal executive offices)

  (814) 237-0134
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of August 14, 2010, there were 7,000,000 shares of Common Stock of the issuer outstanding.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS	(Unaudited) June 30, 2010	December 31, 2009
Current Assets
Cash and Cash Equivalents	$546	$1,298
Accounts Receivable, net	5,332	2,116
Inventory	2,847	-
Other Current Assets	7,500	968
Total Current Assets	16,225	4,382

Fixed Assets, net	6,492	-

TOTAL ASSETS	$22,717	$4,382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable – Related Party	$7,971	$2,897
Accounts Payable – Trade	43,631	11,463
Total Current Liabilities	51,602	14,360

TOTAL LIABILITIES	51,602	14,360

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
7,000,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	7,000	7,000
Additional paid-in-capital	(6,900)	(6,900)
Accumulated Deficit	(28,985)	(10,078)
Total Stockholders’ Equity (Deficit)	(28,885)	(9,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,717	$4,382

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$19,210	$8,322	$43,951	$21,804
Cost of Sales	13,749	4,876	35,381	12,354
Gross Profit	5,461	3,446	8,570	9,450

Operating Expenses:
Depreciation and Amortization	609	-	812	-
Selling and Advertising Expenses	2,175	524	3,775	1,323
Other General and Administrative	11,638	1,716	23,155	2,656
Total Operating Expenses	14,422	2,240	27,742	3,979

Net Operating (Loss) Income	(8,961)	1,206	(19,172)	5,471

Other Income (Expense)
Interest Income	-	-	265	-
Interest Expense	-	-	-	-
Total Other Income (Expense)	-	-	265	-

Net (Loss) Income	$(8,961)	$1,206	$(18,907)	$5,471

Basic and Diluted Earnings (Loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2009 and The Six Months Ended June 30, 2010

			Additional
	Common	Common	Paid In
	Shares	Amount	Capital	Accumulated Deficit	Total

Balances: December 31, 2008	7,000,000	$7,000	$(6,900)	$2,008	$2,108

Net Loss	-	-	-	(12,086)	(12,086)

Balances: December 31, 2009	7,000,000	7,000	(6,900)	(10,078)	(9,978)

Net Loss (unaudited)	-	-	-	(18,907)	(18,907)

Balances: June 30, 2010	7,000,000	$7,000	$(6,900)	$(28,985)	$(28,885)

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009 (Unaudited)

	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,907)	$5,471
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	812	-
Changes in assets and liabilities:
Accounts Receivable	(3,216)	(230)
Other Current Assets	(6,532)	(1,000)
Inventory	(2,847)	-
Accounts Payable – Related Party	5,074	(103)
Accounts Payable – Trade	32,168	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,552	4,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(7,304)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,304)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(752)	4,138
CASH AND CASH EQUIALENTS AT BEGINNING OF PERIOD	1,298	3,009
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$546	$7,147

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Global Condiments, Inc. (The “Company” or "GLOBAL") operates as an Internet Wholesaler and Retailer of mustard, salsa and other food products.  The Company is located in State College, Pennsylvania and was incorporated on September 17, 2009 under the laws of the State of Nevada.

Global Condiments, Inc., is the parent company of Herlocher Foods Online, L.L.C., (“HFO”), a company incorporated under the laws of the State of Pennsylvania. HFO was established on March 2, 2007 and for the past two and a half years has been operating from their offices in State College, PA.

GLOBAL was formed in order to acquire 100% of the outstanding membership interests of HFO.  On September 17, 2009, GLOBAL issued 7,000,000 shares of common stock in exchange for a 100% equity interest in HFO.  As a result of the share exchange, HFO became the wholly owned subsidiary of GLOBAL,  and the former members of HFO owned a majority of the voting stock of GLOBAL.  The transaction was regarded as a reverse merger whereby HFO was considered to be the accounting acquirer as its members retained control of GLOBAL after the exchange, although GLOBAL is the legal parent company.  The share exchange was treated as a recapitalization of GLOBAL.  As such, HFO (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if HFO had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

 Basis of Presentation and Consolidation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Computer Equipment	$7,304	$0
Less: Accumulated Depreciation	(812)	(0)
Total Fixed Assets	$6,492	$0

Depreciation expense was $812 and $0 for the six months ended June 30, 2010 and for the fiscal year ended December 31, 2009, respectively.

NOTE 3 – INVENTORY

Inventory is comprised of product for resale, specifically, mustard.  As of June 30, 2010 there were 150 jars of mustard in inventory with a value of $2,847.  As of December 31, 2009 there was $0 of inventory on hand.

NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2010 and December 31, 2009, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2010 and December 31, 2009, there were 7,000,000 shares issued and outstanding.

On June 14, 2010 the Company filed an S-1/A; general form for registration of securities under the Securities Act of 1933, and it was approved on July 8, 2010.  The Company, under this registration statement, is authorized to raise up to $500,000 by selling 666,667 shares of common stock at $.75 per share.  As of June 30, 2010 and August 13, 2010, no shares have been sold and no money has been raised under this registration statement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 5% of gross sales.  For the three months ended June 30, 2010 and 2009 the amounts charged were $961 and $416 respectively; and for the six months ended June 30, 2010 and 2009 the amounts charged were $2,198 and $1,090 respectively.

The Company currently purchases all of the product from Herlocher Foods, Inc.  In the three months ended June 30, 2010 and 2009 the amounts purchased were $12,878 and $4,365; and for the six months ended June 30, 2010 and 2009 the amounts purchased were $36,634 and $8,619.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of $500-$5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended June 30, 2010 and 2009 were $1,500 and $0, respectively; and for the six months ended June 30, 2010 and 2009 were $3,000 and $0, respectively.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of approximately $35,400 and $10,000 as of June 30, 2010 and December 31, 2009, respectively. Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans, sale of common stock or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have increased year-over-year by about $22,100 or 102% to $43,951.  With this increase has come reduced margins as we have taken on larger accounts with more purchasing power.

Year-over-year cost have increased as we have set-up the administrative function and incurred audit and filing fees that were in the accounts in the first six months of 2009.  These numbers should be more comparative in 2011.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE AND SIX MONTHS ENDED June 30, 2010 and 2009

Our quarter ended on June 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2010 was $19,210 compared to $8,322 for the three month period ended June 30, 2009.  Revenue for the six months ended June 30, 2010 was $43,951 compared to $21,804 for the six month period ended June 30, 2009.

The increase in revenue in the three month period ended June 30, 2010 is due to sales volume increases of 180% which in turn is due to our marketing programs and personal sales calls by the president.  The revenue increase was only 131% as we have taken on larger accounts generating lower margins.  Mustard volume sales were up 177% and revenue 123% as AUP (average unit price) increased by $4.78 to $19.52.  Salsa volume sales were up 250% and revenue 295% as ASP increased $3.24 to $28.27.  Mustard accounted for 91% of the sales for the three months ended June 30, 2010.

The increase in revenue in the six month period ended June 30, 2010 is due to sales volume increases of 68% and again is due to our marketing programs and personal sales calls by the president.  The revenue increase was 102%.  Mustard volume sales were up 66% and revenue 99% as ASP increased by $4.31 to $25.86.  Salsa volume sales were up 123% and revenue 167% as AUP increased $4.60 to $27.95.  Mustard accounted for 95% of the sales for the six months ended June 30, 2010.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2010 was $5,461 compared to $3,446 for the three months ended June 30, 2009.  Gross profit for the six months ended June 30, 2010 was $8,570 compared to $9,450 for the six months ended June 30, 2009.  Margins deteriorated in the three and six months ended June 30, 2010 versus 2009 from 41.4% to 28.4% (3 months) and 43.3% to 19.5% 6 months).  The reduction is increased sales to larger accounts with lower margins (product mix).

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2010 were $14,422 compared to $2,240 for the three months ended June 30, 2009. Total operating expenses for the six months ended June 30, 2010 were $27,742 compared to $3,979 for the six months ended June 30, 2009.

The increase of $12,182 in the three months ended June 30, 2010 is attributed to audit and other professional fees of $8,900 that are related to filing the S-1/A registration statement, management fees of $1,500 and $1,200 for marketing.  The increase of $23,763 in the six months ended June 30, 2010 is attributed to audit and other professional fees of $15,500 that are related to filing the S-1/A registration statement, management fees of $3,000 and $2,300 for marketing.  The expenses above do not include depreciation which was $609 and $0 for the three months ended June 30, 2010 and 2009 respectively, and $812 and $0 for the six months ended June 30, 2010 and 2009 respectively.

NET INCOME (LOSS). Net loss for the three months June 30, 2010 was $8,961 compared to net income of $1,206 for the three month period ended June 30, 2009.  Net loss for the six months June 30, 2010 was $18,907  compared to net income of $5,471 for the six month period ended June 30, 2009.  The increased sales volume was more than off-set by the reduced margin flow-through and increased expenses as discussed above for both the three and six month periods ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES. Global Condiments filed on Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010 and Global Condiments intends to raise funds under that registration statement at $0.75 per share. As of June 30, 2010, Global Condiments has raised $0 by selling 0 shares.

Trends, events or uncertainties impact on liquidity:
As the Company expects revenue to trend toward the holiday and sports calendars and the Company anticipates liquidity needs during the off-peak periods.  Off-peak periods will be financed, if needed, through shareholder advances.  The only other known event to impact liquidity is the offering discussed in this registration statement.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
Since inception the Company has had minimal profits and therefore has not generated positive cash flow from operations The Company’s cash flows provided by operations of $6,552 for the six months ended June 30, 2010 and cash flows used in operations of $1,711 for the year ended December 31, 2009 have been primarily impacted by the increase in accounts payable of $37,242 from December 31, 2009 to June 30, 2010 and $13,459 from January 1, 2009 to December 31, 2009.
Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as sales increase in 2010 and 2011.

Capital Resources
At the time of this filing the Company has no capital commitments.  Computers were purchased in the three months ending March 31, 2010 for $7,304.  The computers have been capitalized as of March 31, 2010 and are a significant reason that Trade-AP increased.

Trends, events or uncertainties

The Company has not been in existence long enough and has limited sales data to determine whether sales fluctuations are truly a result of trends.  The Company believes that sales will trend with promotions that typically follow the holiday and sports calendars and this will be monitored over the next few quarters.  There are no other known events or uncertainties.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the six months ended June 30, 2010 decreased by $25,399 or 255% to negative $35,377 versus the year ended December 31, 2009.  This reduction is primarily due to an increase in accrued expenses and payable-trade of $37,242, partially off-set by an increase in accounts receivable and other assets of $9,748.

Working capital for the year ended December 31, 2009 decreased by $12,086, or 573%, to $9,978.  This reduction is primarily due to an increase in accrued payable-trade of $11,463 and an increase in accounts payable-related party of $1,996.   Accounts receivable also positively impacted working capital as it increased to $2,116 (net).

	Working Capital	Change
June 30, 2010	$(35,377)	$(25,399)
December 31, 2009	$(9,978)	$(12,086)
December 31, 2008	$2,108	$(652)

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by $18,907 to negative $28,885 or 189% due to the net loss of $18,907.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on ‘Results for the Quarter Ended June 30, 2010’ that discusses in more detail the reasons for the loss.

Stockholder’s Equity decreased by $12,086 or 573% due to the net loss of $12,086 in the year ended December 31, 2009.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on ‘Material Changes in Results of Operations’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has minimal operations and has working capital deficit of $35,377 and $9,978 as of  June 30, 2010 and December 31, 2009 respectively. Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or sale of common stock, or both or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive and Chief Financial Officer as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Condiments, Inc.

By /s/ Charles C. Herlocher
Charles C. Herlocher, Chief Executive Officer
and  Chief Financial Officer

Date: August 13, 2010