Form 10-Q
period 2010-09-30
GLOBAL CONDIMENTS, INC.
filed 2010-11-12
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, there were 7,428,736 shares of Common Stock of the issuer outstanding.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS	September 30, 2010	December 31, 2009
Current Assets	(Unaudited)
Cash and Cash Equivalents	$183,599	$1,298
Accounts Receivable, net	2,350	2,116
Inventory	15,165	-
Other Current Assets	3,750	968
Total Current Assets	204,864	4,382

Fixed Assets, net	5,884	-

TOTAL ASSETS	$210,748	$4,382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable – Related Party	$3,353	$2,897
Accounts Payable – Trade	31,599	11,463
Amount Due Shareholder	9,000	-
Total Current Liabilities	43,952	14,360

TOTAL LIABILITIES	43,952	14,360

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
7,264,867 and 7,000,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	7,265	7,000
Additional paid-in-capital	191,485	(6,900)
Accumulated Deficit	(31,954)	(10,078)
Total Stockholders’ Equity (Deficit)	166,796	(9,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$210,748	$4,382

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three Months Ended		Nine months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

Revenue	$24,551	$10,500	$68,502	$32,304
Cost of Sales	14,631	5,824	50,012	18,178
Gross Profit	9,920	4,676	18,490	14,126

Operating Expenses:
Depreciation and Amortization	608	-	1,420	-
Selling and Advertising Expenses	5,477	730	9,252	2,053
Other General and Administrative	6,804	11,312	29,959	13,968
Total Operating Expenses	12,889	12,042	40,631	16,021

Operating Loss	(2,969)	(7,366)	(22,141)	(1,895)

Other Income (Expense)
Interest Income	-	-	265	-

Total Other Income (Expense)	-	-	265	-

Net Loss	$(2,969)	$(7,366)	$(21,876)	$(1,895)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,059,889	7,000,000	7,020,182	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2009 and The Nine months Ended September 30, 2010

			Additional
	Common	Common	Paid In
	Shares	Amount	Capital	Accumulated Deficit	Total

Balances: December 31, 2008	7,000,000	$7,000	$(6,900)	$2,008	$2,108

Net Loss	-	-	-	(12,086)	(12,086)

Balances: December 31, 2009	7,000,000	7,000	(6,900)	(10,078)	(9,978)

Net Loss (unaudited)	-	-	-	(21,876)	(21,876)
Sale of Stock for cash(unaudited)	264,867	265	198,385		198,650

Balances: September 30, 2010 (unaudited)	7,264,867	$7,265	$191,485	$(31,954)	$166,796

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (Unaudited)

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,876)	$(1,895)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	1,420	-
Bad Debt Expense	-	265
Changes in assets and liabilities:
Accounts Receivable	(234)	(3,279)
Other Current Assets	(2,782)	-
Inventory	(15,165)	-
Accounts Payable – Related Party	456	109
Accounts Payable – Trade	20,136	10,200
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,045)	5,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(7,304)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(7,304)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock	198,650	-
Shareholder Advances	9,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	207,650	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	182,301	5,400
CASH AND CASH EQUIALENTS AT BEGINNING OF PERIOD	1,298	3,009
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,599	$8,409

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

NOTE 2 – INVENTORY

Inventory is comprised of product for resale, specifically, mustard.  As of September 30, 2010, there were 450 jars of mustard, with a value of $8,540, and $6,625 of packing materials in inventory.  As of December 31, 2009 there was $0 of inventory on hand.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2010 and December 31, 2009, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2010 and December 31, 2009, there were 7,264,867 and 7,000,000 shares issued and outstanding, respectively.

On June 14, 2010 the Company filed an S-1/A; general form for registration of securities under the Securities Act of 1933, and it was approved on July 8, 2010.  The Company, under this registration statement, is authorized to raise up to $500,000 by selling 666,667 shares of common stock at $.75 per share.  As of September 30, 2010 the Company sold 264,867 shares for $198,650.  As of October 12, 2010 (the date the offering closed) the Company sold had sold a total of 428,736 for $321,552.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable after our offering. We closed our offering on October 12, 2010. However, it is possible that we do not get trading on the over-the-counter bulletin Board, and if we do get quoted on the bulletin board, we may not satisfy the listing requirements for an exchange, which are greater than that of the bulletin board. We plan to file for a trading symbol with FINRA before the end of the year.

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 5% of gross sales.  For the three months ended September 30, 2010 and 2009 the amounts charged were $1,228 and $514, respectively; and for the nine months ended September 30, 2010 and 2009 the amounts charged were $3,425 and $1,604, respectively.

The Company currently purchases all of the product from Herlocher Foods, Inc.  In the three months ended September 30, 2010 and 2009 the amounts purchased were $25,664 and $5,740, respectively; and for the nine months ended September 30, 2010 and 2009 the amounts purchased were $62,298 and $14,359, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of $500-$5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended September 30, 2010 and 2009 were $1,500 and $10,000, respectively; and for the nine months ended September 30, 2010 and 2009 were $4,500 and $10,000, respectively.

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $160,900 and working capital deficit of approximately $10,000 as of September 30, 2010 and December 31, 2009, respectively. Because of this negative working capital , limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans, sale of common stock or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 6 – SUBSEQUENT EVENTS

The Company sold an additional 163,869 shares from October 1, 2010 to October 12, 2010 (the date the offering closed) for $122,902.  This brings the total shares sold under the offering to 428,736 for $321,522.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have increased year-over-year by about $36,200 or 112% to $68,502.  With this increase has come reduced margins as we have taken on larger accounts with more purchasing power.

Year-over-year costs have increased as we have set-up the administrative function and incurred audit and filing fees that were not in the accounts in the first nine months of 2009.  These numbers should be more comparative in 2011.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2010 and 2009

Our quarter ended on September 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2010 was $24,551 compared to $10,500 for the three month period ended September 30, 2009.  Revenue for the nine months ended September 30, 2010 was $68,502 compared to $32,304 for the nine month period ended September 30, 2009.

The increase in revenue in the three month period ended September 30, 2010 of 222 is due to our marketing programs and personal sales calls by the president.  The revenue increase was only 134% as we have taken on larger accounts generating lower AUP (average unit price)  and margins.  Mustard volume sales were up 243% and revenue 145% as AUP decreased by $6.96 to $17.24.  Salsa volume sales were up 12% and revenue 24% as AUP increased $2.45 to $24.48.  Mustard accounted for 91% of the sales for the three months ended September 30, 2010.

The increase in revenue in the nine month period ended September 30, 2010 of 114% is due to our marketing programs and personal sales calls by the president.   Mustard volume sales were up 117% and revenue 113% as AUP decreased slightly by $0.38 to $21.93.  Salsa volume sales were up 61% and revenue 87% as AUP increased $3.82 to $26.99.  Mustard accounted for 95% of the sales for the nine months ended September 30, 2010.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2010 was $9,920 compared to $4,676 for the three months ended September 30, 2009.  Gross profit for the nine months ended September 30, 2010 was $18,490 compared to $14,126 for the nine months ended September 30, 2009.  Margins deteriorated in the three and nine months ended September 30, 2010 versus 2009 from 44.5% to 40.4% (3 months) and 43.7% to 27.0% (9 months).  The reduction is increased sales to larger accounts with lower margins (product mix).

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2010 were $12,889 compared to $12,042 for the three months ended September 30, 2009. Total operating expenses for the nine months ended September 30, 2010 were $40,631 compared to $16,021 for the nine months ended September 30, 2009.  Depreciation expense included in the operating expense was $608 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $1,420 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The increase of $847 in the three months ended September 30, 2010 is attributed to audit and other professional fees of $3,600 that are related to filing the S-1/A registration statement and marketing expenses of $5,100; these increases were partially offset by a decrease in management fees of $8,500 ($10,000 incurred in the fiscal third quarter of 2009).  The increase of $24,610 in the nine months ended September 30, 2010 is attributed to audit and other professional fees of $19,100 that are related to filing the S-1/A registration statement, rent and administrative fees of $3,400 and depreciation of $1,420.

NET LOSS. Net loss for the three months September 30, 2010 was $2,969 compared to a loss of $7,366 for the three month period ended September 30, 2009.  Net loss for the nine months September 30, 2010 was $21,876 compared to a loss of $1,895 for the nine month period ended September 30, 2009.  The increased sales volume was more than off-set by the reduced margin flow-through and increased expenses as discussed above for both the three and six month periods ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES. Global Condiments filed on Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010 and Global Condiments intends to raise funds under that registration statement at $0.75 per share. As of September 30, 2010, Global Condiments has raised $198,650 by selling 264,867 shares.  As of October 12, 2010 (the date the offering closed) the Company sold had sold a total of 428,736 for $321,552.  These registered shares were sold through private placements as the Company's stock is not currently listed on an exchange.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
Since inception the Company has had minimal profits and therefore has not generated positive cash flow from operations. The Company’s cash flows used in operations of $18,045 for the nine months ended September 30, 2010 and cash flows used in operations of $1,711 for the year ended December 31, 2009 have been primarily impacted by the increase in inventory of $15,165.  The net loss of $21,876 was almost offset by the $20,136 increase in accrued expenses.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the sale of common stock and owner financing.  We have raised $198,650 during the nine months ended September 30, 2010, and we believe we will continue to raise capital through future equity offerings.

Capital Resources

At the time of this filing the Company has no capital commitments.  Computers were purchased in the three months ending March 31, 2010 for $7,304.  The computers were capitalized as of March 31, 2010 and are a reason that Trade-AP increased.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the nine months ended September 30, 2010 increased by $170,890 to $160,912, versus the year ended December 31, 2009.  This increase is primarily due the sale of stock for $198,650.

Working capital for the year ended December 31, 2009 decreased by $12,086, or 573%, to $9,978.  This reduction is primarily due to an increase in accrued payable-trade of $11,463 and an increase in accounts payable-related party of $1,996.   Accounts receivable also positively impacted working capital as it increased to $2,116 (net).

	Working Capital	Change
September 30, 2010	$160,912	$170,890
December 31, 2009	$(9,978)	$(12,086)
December 31, 2008	$2,108	$(652)

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the nine months ended September 30, 2010 increased by $176,774 to $166,796 due to the net loss of $21,876 and the sale of stock for cash of $198,650.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on Results for the Quarter Ended September 30, 2010 that discusses in more detail the reasons for the loss.

Stockholder’s Equity decreased by $12,086 or 573% due to the net loss of $12,086 in the year ended December 31, 2009.  The loss is mainly due to the low level of sales in relation to expenses.

GOING CONCERN: The Company has minimal operations and has working capital of $160,912 and working capital deficit of $9,978 as of  September 30, 2010 and December 31, 2009 respectively. Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or sale of common stock, or both or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

-	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

-	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: November 12, 2010