Form 10-Q/A
period 2010-09-30
GLOBAL CONDIMENTS, INC.
filed 2010-12-29
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1 to Form 10-Q

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

As of December 29, 2010, there were 7,431,736 shares of Common Stock of the issuer outstanding.

Amendment No.1 to the Quarterly Report of Form 10-Q
For the Three and Nine Month periods ended September 30, 2010

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Global Condiments, Inc., to amend the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 that was originally filed with the Securities and Exchange Commission on November 12, 2010.

This Form 10-Q/A amends Footnotes 3 and 6 and amends the Liquidity and Capital Resources discussion in the Results for the three and Nine Months ended September 30, 2010 and 2009.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 10-Q.

The changes amend the number of shares sold and amounts raised under the Form S-1/A on June 14, 2010; general form for registration of securities under the Securities Act of 1933, which was approved on July 8, 2010

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original filing.

The company acknowledges that:
•	The Company is responsible for the adequacy and accuracy of the disclosure in the filings:
•	Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filings: and
•	The Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

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

On June 14, 2010 the Company filed an S-1/A; general form for registration of securities under the Securities Act of 1933, and it was approved on July 8, 2010.  The Company, under this registration statement, is authorized to raise up to $500,000 by selling 666,667 shares of common stock at $.75 per share.  As of September 30, 2010 the Company sold 264,867 shares for $198,650.  As of October 12, 2010 (the date the offering closed) the Company sold had sold a total of 431,736 for $323,802.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable after our offering. We will close our offering on October 12, 2010. However, it is possible that we do not get trading on the over-the-counter bulletin Board, and if we do get quoted on the bulletin board, we may not satisfy the listing requirements for an exchange, which are greater than that of the bulletin board.

 NOTE 6 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 8, 2010, which is the date the financial statements were issued.    Under the S-1/A, general form for registration of securities under the Securities Act of 1933, that was approved on June 14, 2010, the Company sold an additional 166,869 shares from October 1, 2010 to October 12, 2010 (the date the offering closed) for $125,152.  This brings the total shares sold under the offering to 431,736 for $323,802.

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2010 and 2009

LIQUIDITY AND CAPITAL RESOURCES. Global Condiments filed on Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010 and Global Condiments intends to raise funds under that registration statement at $0.75 per share. As of September 30, 2010, Global Condiments has raised $198,650 by selling 264,867 shares.  As of October 12, 2010 (the date the offering closed) the Company sold had sold a total of 431,736 for $323,802.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Condiments, Inc.

By /s/ Charles C. Herlocher
Charles C. Herlocher, Chief Executive Officer
and  Chief Financial Officer

Date: December 29, 2010