Form 10-K
period 2010-12-31
GLOBAL CONDIMENTS, INC.
filed 2011-03-31
CIK 1478974

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

GLOBAL CONDIMENTS, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-1458154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 East Calder Way, State College, Pennsylvania 16801
(Address of principal executive offices)

  (814) 237-0134
(Issuer's telephone number)

N/A
(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010: $698,802

Shares of common stock outstanding at March 30, 2011:    7,431,736

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.                      DESCRIPTION OF BUSINESS

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

Herlocher Foods, Inc., manufactures and markets Herlocher's Dipping Mustard and Herlocher's Dipping Salsa. Currently, HFO purchases 100% of its products from Herlocher Foods, Inc. making Herlocher Foods, Inc. its sole supplier.  However, Herlocher Foods, Inc., and HFO do not have an agreement in place where HFO is named as the sole distributor of Herlocher Foods, Inc. products, nor is there an agreement in place where Herlocher Foods, Inc. is the exclusive supplier to HFO.  In addition, Herlocher Foods Inc., currently provides HFO with office space and administrative support management (please see Note 5 to the financial statements).  HFO plans to add additional suppliers as the business grows.

Herlocher Foods, Inc. contracts with various distributors based on geographical locations and Mr. Herlocher has set-up HFO as a separate on-line distribution business in an attempt to create new markets through distribution.

GLOBAL is an Internet Wholesaler and Retailer of mustard, salsa and other food products. GLOBAL provides quality food products in two major sales segments and has plans for an additional segment;

1.	Wholesale and Retail condiment sales:

a.	The sales are generated through the website (www.herlocher.com) where consumers and wholesalers can purchase product at wholesale prices.

b.	This represents 95% of current sales.

2.	Wholesale and Retail condiment collegiate label sales:

a.
Your favorite colleges are displayed on your mustard label.  HFO’s related party, Herlocher Foods Inc. (“Herlochers”), has licensee agreements with over 15 colleges to display their logos on the condiment jars (see website).  HFO pays a fee, built into the price of the product, to Herlochers with every sale.

b.	This represents 5% of current sales.

3.	Wholesale and Retail condiment private label sales.

a.	This segment is still under development in 2010.

The company currently serves a customer base of over 400 accounts (as of December 31, 2010 ), yielding an average gross margin per sale between 10% to 50% . We do not have any contracts or arrangements of consequence with any customer or supplier. Our business model focuses on the ordering and delivery process. The following summarizes the order and delivery process:

The customer utilizes HFO’s web portal at www.herlocher.com to place orders (note: there are an insignificant number of orders received via phone and fax):
1.	Customer accesses website
2.	Customer selects products to purchase which are then placed in their cart
3.	Customer pays (if a returning customer, he or she accesses their account, a new customer sets up an account).
4.	Order & payment confirmation is immediately available through the web portal (YAHOO service).
5.	HFO receives order confirmation and order is shipped via UPS within 24 hours

The product is staged in the Global segregated warehouse space prior to labeling and shipment.

Industry and Competition

Our competition is primarily other specialty food manufacturers.  We believe competition will be determined by price, service, and product selection. The Company believes it is competitive in all three categories.

Price – Due to discount purchasing through container of competitively priced quality merchandise, the Company believes it has a competitive advantage with other providers of similar services.

Selection – Through our current web portal and our available selection we believe we currently have a competitive advantage and with further development of the web-site we plan to enhance the customer’s ordering process with greater selection.

Service – We are structured to meet the same delivery and turn-around time as our competitors (24 hours).

Marketing Activities

Marketing activities have been restricted by cash flow and as such have been limited to building a web site and word of mouth advertising. Going forward, the Company intends to increase marketing activities through a rebuilt web site and aggressively marketing through the internet to drive customers to the website.  Additionally marketing will be done through the use of printed circulars, newspapers, and trade magazines.

Employees
We currently employ one employee, the President.

Governmental Regulation and Environmental Matters
The Company’s business and products are not subject to material regulation. The Company’s operations are not dependent on patents, copyrights, trade secrets, know-how or other proprietary information. We do not anticipate doing so in the future. We are not under any confidentiality agreements or covenants.

Subsidiaries
The Company has one subsidiary, Herlocher Foods Online, LLC, a Pennsylvania limited liability company.

Mergers & Acquisitions
 On September 17, 2009, Global Condiments, Inc. ("GLOBAL"), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding membership interests of HFO.  On September 17, 2009, GLOBAL issued 7,000,000 shares of common stock in exchange for a 100% equity interest in HFO.  As a result of the share exchange, HFO became the wholly owned subsidiary of GLOBAL.  As a result, the members of HFO owned a majority of the voting stock of GLOBAL.  The transaction was regarded as a reverse merger whereby HFO was considered to be the accounting acquirer as its members retained control of GLOBAL after the exchange, although GLOBAL is the legal parent company.  The share exchange was treated as a recapitalization of GLOBAL.  As such, HFO (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if HFO had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

ITEM 2.                      DESCRIPTION OF PROPERTY

We sub-let office space in a 1,200 sf office at 415 East Calder Way, State College, PA 16801.  Rent is between 2%-6% of gross sales per month.  This rent agreement is a month to month agreement.

ITEM  3.                      LEGAL PROCEEDINGS

As of December 31, 2010, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In January 2011 the common stock was approved for trading on the over-the-counter – bulletin board. The stock has not yet traded.

At December 31, 2010, we had approximately 122 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

EXECUTIVE OVERVIEW: Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have increased year-over-year by about $30,300 or 34% to $118,305 in 2010, and about $79,000 or 884% to $88,007 in 2009.  With this increase, we have also experienced reduced margins, as we have taken on larger accounts with more purchasing power.

REVENUES: Revenue for the twelve months ended December 31, 2010 was $118,305 compared to $88,007 for the twelve month ended December 31, 2009.  The increase in revenue of 34% is due to our marketing programs and personal sales calls by the president.   Mustard volume sales were up 28% and revenue 34% as AUP (average unit price) increased slightly by $0.93 to $22.22.  Salsa volume sales were up 24% and revenue 44% as AUP increased from $3.56 to $26.47.  Mustard accounted for 96% of the sales for the year ended December 31, 2010.

GROSS PROFIT: Gross profit for the twelve months ended December 31, 2010 was $26,563 compared to $24,059 for the twelve months ended December 31, 2009.  Margins deteriorated during the year from 27.3% to 22.5% as we added higher volume customers with lower margins (product mix)

OPERATING EXPENSES: Total operating expenses for the twelve months ended December 31, 2010 were $75,020 compared to $36,145 for the twelve months ended December 31, 2009.  Depreciation expense included in the operating expense was $2,029 and $0 for the twelve months ended December 31, 2010 and 2009.

The increase of about $36,800 (not including depreciation) in the twelve months ended December 31, 2010 is attributed to marketing and advertising expense of $21,400, audit and other professional fees of $12,200 that are related to filing the S-1/A registration statement, trade show expenses of $5,800, and other expenses (net) of $4,700; these increases were partially offset by a decrease in management fees of $7,300 ($10,000 incurred in the fiscal third quarter of 2009).

NET LOSS: Net loss for the twelve months December 31, 2010 was $48,055 compared to a loss of $12,086 for the twelve month period ended December 31, 2009.  The increased sales volume was more than off-set by the reduced margin flow-through and increased expenses as discussed above for the year ended December 31, 2010 versus 2009.

LIQUIDITY AND CAPITAL RESOURCES:   Global Condiments filed on Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010 and Global Condiments intends to raise funds under that registration statement at $0.75 per share. As of December 31, 2010, Global Condiments has raised $323,802 by selling 431,736 shares.  The offering closed on October 12, 2010.

Trends, events or uncertainties impact on liquidity:
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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
Since inception the Company has incurred net losses and has not generated positive cash flow from operations. The Company’s cash flows used in operations of $50,727 for the twelve months ended December 31, 2010 and cash flows used in operations of $1,711 for the year ended December 31, 2009 have been primarily impacted by the low margins and start-up costs incurred in establishing our business.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as sales increase in 2011.

Capital Resources
At the time of this filing the Company has no capital commitments.  Computers were purchased in the three months ending March 31, 2010 for $7,304.  The computers were capitalized as of March 31, 2010.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the twelve months ended December 31, 2010 increased by $270,472 to $260,494, versus the year ended December 31, 2009.  This increase is driven by an increase in cash of $265,771 due to the sale of stock.

Working capital for the year ended December 31, 2009 decreased by $12,086, or 573%, to $9,978.  This reduction is primarily due to an increase in accrued payable-trade of $11,464 and an increase in accounts payable-related party of $1,995.   Accounts receivable also positively impacted working capital as it increased to $2,116 (net).

	Working Capital	Change
December 31, 2010	$260,494	$270,472
December 31, 2009	$(9,978)	$(12,086)
December 31, 2008	$2,108	$(652)

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the twelve months ended December 31, 2010 increased by $275,747 to $265,769 due to the net loss of $48,055 and the sale of stock for cash of $323,802.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on ‘Results for the Year Ended December 31, 2010 that discusses in more detail the reasons for the loss.

Stockholder’s Equity decreased by $12,086 or 573% due to the net loss of $12,086 in the year ended December 31, 2009.  The loss is mainly due to the low level of sales in relation to expenses.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2010 experienced a second consecutive year of revenue growth the Company continues to experience losses from operations and has an accumulated deficit of $58,133.  High expenses in 2010 for marketing and advertising and for professional fees related to our S-1 contributed in driving this growth and should be significantly lower in 2011. We believe that we are well positioned to continue to drive sales growth and at the same time keep costs manageable to generate positive operating cash flow and profits..

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of LBB & Associates Ltd, LLP appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Charles C Herlocher	47	Chief Executive Officer, Chief Financial Officer, and Director since September 17, 2009

Background of the Director and Executive Officer:

Charles C Herlocher:
After graduating from High School at Westtown School, Pennsylvania in 1982, Mr. Herlocher attended Boston University where he graduated with a Bachelor of Science in Business Administration in 1986.  After graduation Mr. Herlocher spent five years in commercial real estate working for Boston University, as the Operations Manager in their Office of Rental Property Management.  In this capacity Mr. Herlocher dealt directly with both residential and commercial tenants as well as University officials in servicing the tenants and maintaining budgets.  During his time working for Boston University Mr. Herlocher attended Bentley College and graduated with a Master of Business Administration in 1992.

In 1992 Mr. Herlocher left Boston University and returned to State College, Pennsylvania to become President of Herlocher Foods, Inc. a manufacturing company that markets and sells consumer food products domestically to local and national grocery store chains.  During this time Mr. Herlocher has overseen an expansion and growth of Herlocher Foods, expanding the business into new geographical and niche markets.  In 2009 Mr. Herlocher started Global Condiments with the express purpose of penetrating the internet and international markets.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as compensation.

Name	Capacity Served	Aggregate Remuneration
Charles C Herlocher	Chief Executive Officer, Chief Financial Officer, and Director	2010: $0 2009: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles C Herlocher	6,000,000	80.07

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2010 and 2009 the amounts charged were $6,313 and $4,722, respectively.

The Company currently purchases all of the product from Herlocher Foods, Inc.  In the twelve months ended December 31, 2010 and 2009 the amounts purchased were $77,687 and $63,948, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of $500-$5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2010 and 2009 were $6,000 and $13,333, respectively

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements included in the registrant's Form 10-K and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 (estimated) and $8,800 for the years ended December 31, 2010 and 2009, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $5,650 and $0 for the years ended December 31, 2010 and 2009, respectively.

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s Form S-1 and Form S-1/A and the review of the unaudited financial statements included in the Form S-1 and Form S-1/A was $3,045 in the year ended December 31, 2010.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

·	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
·	The Board ensures that the firm is registered with the PCAOB.
·	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2010.

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBAL CONDIMENTS, INC.

By:           /s/  Charles C Herlocher
Charles C Herlocher
Chief Executive Officer & Chief Financial Officer

Dated: March 30, 2011

GLOBAL CONDIMENTS, INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Global Condiments, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Global Condiments, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Condiments, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas

March 30, 2011

GLOBAL CONDIMENTS, INC. Consolidated Balance Sheets December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$267,069	$1,298
Accounts Receivable, net	13,676	2,116
Other Current Assets	5,500	968
Total Current Assets	286,245	4,382

Fixed Assets, net	5,275	-

TOTAL ASSETS	$291,520	$4,382

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts Payable - Related Party	$1,223	$2,897
Accounts Payable - Trade	24,528	11,463

Total Current Liabilities	25,751	14,360

Total Liabilities	25,751	14,360

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Shares, $0.001 par value, 50,000,000 shares authorized, 7,431,736 and 7,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	7,432	7,000
Additional Paid-In Capital	316,470	(6,900)
Accumulated Deficit	(58,133)	(10,078)
Total Stockholders' Equity (Deficit)	265,769	(9,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$291,520	$4,382

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$118,305	$88,007
COST OF REVENUES	91,742	63,948
GROSS PROFIT	26,563	24,059

OPERATING EXPENSES

Depreciation Expense	2,029	-
Selling & Advertising	30,403	3,629
Other General Expenses	42,588	32,516
TOTAL OPERATING EXPENSES	75,020	36,145

OPERATING LOSS	(48,457)	(12,086)

OTHER INCOME (EXPENSE)
Interest Income	402	-

TOTAL OTHER INCOME (EXPENSE)	402	-

NET LOSS	$(48,055)	$(12,086)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,120,211	7,000,000
Income (Loss) per Share	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC. Consolidated Statements of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Balance at January 1, 2009	7,000,000	$7,000	$(6,900)	$2,008	$2,108

Net Loss	-	-	-	(12,086))	(12,086)

Balance at December 31, 2009	7,000,000	7,000	(6,900)	(10,078))	(9,978)

Common stock issued for cash	431,736	432	323,370		323,802
Net Loss	-	-	-	(48,055))	(48,055)

Balance at December 31, 2010	7,431,736	$7,432	$316,470	$(58,133))	$265,769

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(48,055)	$(12,086)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	2,029	-
Bad Debt Expense	-	265
(Increase) in Accounts Receivable	(11,560)	(2,381)
(Increase) in Other Assets	(4,532)	(968)
Increase (Decrease) in Accounts Payable	(1,674)	1,995
Increase in Accrued Expenses	13,065	11,464
Net Cash (Used) by Operating Activities	(50,727)	(1,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(7,304)	-
Net Cash (Used) by Investing Activities	(7,304)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	323,802	-
Net Cash Provided by Financing Activities	323,802	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265,771	(1,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,298	3,009

CASH AND CASH EQUIVALENTS AT END OF YEAR	$267,069	$1,298

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$-
Shares Issued in Exchange for Services	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC. Notes to the Consolidated Financial Statements December 31, 2010 and 2009

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

Significant Accounting Policies:

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balance and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at date of purchase are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2010, the carrying value for cash and cash equivalents, accounts receivable and accounts payable approximate their value due to their short maturities.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are: 1) greater than 90 days old and the balances at December 31, 2010 and December 31, 2009 respectively were $0 and $265; and 2) by specific identification after reviewing balances that are past due.  Allowances for Doubtful Accounts totaled $0 at December 31, 2010 and $265 at December 31, 2009.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost when purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs will be charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful.  At December 31, 2010 the Company had $7,304 of fixed assets and at December 31, 2009 the Company had no fixed assets.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements,".  Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;

●	Ownership and all risks of loss have been transferred to buyer, which is upon;

●	The price is fixed and determinable; and

●	Collectability is reasonably assured.

All inventory is shipped to customers FOB shipping point.  The risk of loss transfers to the customer at the time of shipment.  Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

The Company’s return policy allows customers to return products for up to 30 days after shipment.  Customer returns were $0 and $273 for the years ended December 31, 2010 and 2009 respectively.  In accordance with ASC 605-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2010, due to the returns for the past 90 days being $0, the allowance for estimated returns was $0.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

Cost of goods sold consists primarily of product purchased from Herlocher Foods, Inc., which is a related party.

Shipping and Handling Costs:

Shipping and handling is charged to the customer based on the exact cost that the carrier charges the company to ship the item.  Shipping and handling costs were $17,931 and $5,553 for the years ended December 31, 2010 and 2009, respectively.

Advertising:

The Company’s advertising expenses were $22,614 and $1,170 for the years ended December 31, 2010 and 2009, respectively.

Taxes:

No provision for income taxes has been made in the consolidated statements through September 17, 2009 since the wholly owned subsidiary was a “pass through” entity, whereby the partners were individually liable for the tax on their share of the LLC’s income.

On September 17, 2009, as described in Note 1, the Company completed a reverse merger and the Company adopted ASC 740-10, which uses the assets and liability method of accounting for income taxes. Under the assets and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.  See Note 7 for recent accounting pronouncements.

NOTE 2 – INVENTORY

Inventory is comprised of product for resale, specifically, mustard.   As of December 31, 2010 and 2009 there was $0 of inventory on hand.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were 7,431,736 and 7,000,000 shares issued and outstanding, respectively.

On June 14, 2010 the Company filed an S-1/A; general form for registration of securities under the Securities Act of 1933, and it was approved on July 8, 2010.  The Company, under this registration statement, is authorized to raise up to $500,000 by selling 666,667 shares of common stock at $.75 per share.  The offering closed on October 12, 2010 and the Company raised $323,802 by selling 431,736 shares.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable after our offering. We closed our offering on October 12, 2010.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made in the consolidated statements through December 31, 2010 since the wholly owned subsidiary was a “pass through” entity until September 17, 2009, whereby the partners were individually liable for the tax on their share of the LLC’s income.

On September 17, 2009, as described in Note 1, the Company completed a reverse merger and the Company adopted ASC 740-10(formerly  Statement of Financial Accounting Standards ("SFAS"), No. 109 "Accounting for Income Taxes"), which uses the assets and liability method of accounting for income taxes. Under the assets and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company did not have any significant taxable income for the period from September 17, 2009 through December 31, 2010.

Deferred tax assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Prior year deferred tax asset	$4,000	$-
Tax benefit for current year	16,000	4,000
Total deferred tax asset	20,000	4,000
Less: Valuation Allowance	(20,000)	(4,000)
Net Deferred Tax Asset	$-	$-

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,000 at December 31, 2010, and will expire in the years 2025 through 2030.  The net change in the valuation allowance is approximately $16,000 for the years ended December 31, 2010.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2010 and December 31, 2009.

NOTE 5 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2010 and 2009 the amounts charged were $6,313 and $4,722, respectively.

The Company currently purchases all of the product from Herlocher Foods, Inc.  In the twelve months ended December 31, 2010 and 2009 the amounts purchased were $77,687 and $63,948, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of $500-$5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2010 and 2009 were $6,000 and $13,333, respectively.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has as working capital of approximately $260,500 and negative working capital of approximately $9,900 as of December 31, 2010, and December 31, 2009, respectively; and has an accumulated deficit of $58,133 and $10,078 as of December 31, 2010, and December 31, 2009, respectively.  Because of an accumulated deficit and limited operating history, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans, additional sale of common stock or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date of issuance of these financial statements and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 8 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue.  For the year ended December 31, 2010, the Company sold $72,243 to Giant Eagle Grocery Stores, or 61% of the Company’s revenues.  For the year ended December 31, 2009, the comparable sales to Giant Eagle were $43,117 or 49% of the Company’s revenues