Form 10-Q
period 2011-03-31
GLOBAL CONDIMENTS, INC.
filed 2011-05-16
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 7,431,736 shares of Common Stock of the issuer outstanding.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash	$196,616	$267,069
Accounts Receivable, net	2,429	13,676
Inventory	2,847	-
Other Current Assets	9,255	5,500
Total Current Assets	211,147	286,245

Fixed Assets, net	4,667	5,275

TOTAL ASSETS	$215,814	$291,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$961	$1,223
Accounts Payable – Trade	-	24,528

Total Current Liabilities	961	25,751

TOTAL LIABILITIES	961	25,751

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
7,431,736 issued and outstanding at March 31, 2011 and December 31, 2010	7,432	7,432
Additional paid-in-capital	316,470	316,470
Accumulated Deficit	(109,049)	(58,133)
Total Stockholders’ Equity	214,853	265,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,814	$291,520

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$30,036	$24,741
Cost of Revenues	23,312	21,632
Gross Profit	6,724	3,109

Operating Expenses:
Depreciation and Amortization	608	203
Selling and Advertising Expenses	17,166	1,600
Other General and Administrative	39,996	11,517
Total Operating Expenses	57,770	13,320

Operating Loss	(51,046)	(10,211)

Other Income (Expense)
Interest Income	130	265

Total Other Income (Expense)	130	265

Net Loss	$(50,916)	$(9,946)

Basic and Diluted Loss per share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,431,736	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010 (Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(50,916)	$(9,946)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	608	203
Changes in assets and liabilities:
Accounts Receivable, net	11,247	1,545
Other Current Assets	(3,755)	(32)
Inventory	(2,847)	(2,847)
Accounts Payable – Related Party	(262)	2,873
Accounts Payable – Trade	(24,528)	14,925
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(70,453)	6,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(7,304)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(7,304)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(70,453)	(583)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,069	1,298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,616	$715

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

 Basis of Presentation and Consolidation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2010 as reported in form 10-K have been omitted.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GLOBAL CONDIMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 2 – INVENTORY

Inventory is comprised of products for resale, specifically, mustard and salsa.  As of March 31, 2011, there were 150 jars of mustard, with a value of $2,847 in inventory.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were 7,431,736 shares issued and outstanding.

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

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable after our offering. We closed our offering on October 12, 2010.  Our stock began trading in March 2011 on the over-the-counter bulletin Board under the symbol, GCNT.

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the three months ended March 31, 2011 and 2010 the amounts charged were $904 and $1,237, respectively.

The Company currently purchases all of their product from Herlocher Foods, Inc.  In the three months ended March 31, 2011 and 2010 the amounts purchased were $26,159 and $20,909, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended March 31, 2011 and 2010 were $0 and $1,500, respectively.

NOTE 5 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue.  For the three months ended March 31, 2011, the Company sold $9,891 to Giant Eagle Grocery Stores, or 33% of the Company’s revenues.  For the three months ended March 31, 2010, the comparable sales to Giant Eagle were $2,997 or 12% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have increased year-over-year in 2011 by approximately 21% and in 2010 by 85%.  With this increase has come reduced margins as we have taken on larger accounts with more purchasing power.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE ENDED March 31, 2011 and 2010

Our quarter ended on March 31, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2011 was $30,036 compared to $24,741 for the three month period ended March 31, 2010.

The increase in revenue in the three month period ended March 31, 2011 of $5,295 is due to our marketing programs and personal sales calls by the president.  The volume increase was 83% and the revenue increase was 21% as the first quarter was impacted by the several trade shows (regional and national) which generated lower AUP (average unit price) due to product mix.  Mustard volume sales were up 80% and revenue 18% as AUP decreased by $11.58 to $22.25.  Salsa volume sales were up 238% and revenue 197% as AUP decreased $3.27 to $23.51.  Mustard accounted for 96% of the sales for the three months ended March 31, 2011.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2011 was $6,724 compared to $3,109 for the three months ended March 31, 2010.   Margins improved in the three months ended March 31, 2011 versus 2010 from 12.6% to 22.4%.  The improvement is attributable to favorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2011 were $57,770 compared to $13,320 for the three months ended March 31, 2010. Depreciation expense included in the operating expense was $608 and $203 for the three months ended March 31, 2011 and 2010, respectively

The increase of $44,450 in the three months ended March 31, 2011 is attributed to professional fees of $18,500 (a one-time $10,000 fee for being DTC eligible, Professional Consulting fees of $5,000 and increased audit expenses of $3,500), increased advertising and marketing expenses ($10,000) in implementing our growth plan as laid out in our S-1 filings, $5,000 of auto and general repairs and $4,500 of general office expenses.

NET LOSS. Net loss for the three months March 31, 2011 was $50,916 compared to a loss of $9,946 for the three month period ended March 31, 2010.   The increased sales volume and improved margins was more than off-set by the increased expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Global Condiments filed on Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010, the offering closed on October 12, 2010 and the Company raised $323,802 by selling 431,736 shares.

Trends, events or uncertainties impact on liquidity:
The Company expects revenue trends to improve toward the holiday and sports seasons  Off-peak periods will be financed, if needed, through shareholder advances.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
We believe our cash balance affords us adequate short term liquidity. We anticipate we will need additional capital to continue our business operations. We have historically financed our operations through equity financing. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

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

Trends, events or uncertainties

The Company has not been in existence long enough and has limited sales data to determine whether sales fluctuations are truly a result of trends.  The Company believes that sales will trend with promotions that typically follow the holiday and sports seasons and this will be monitored over the next few quarters.  There are no other known events or uncertainties.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the three months ended March 31, 2011 decreased by $50,308 to $210,186, versus the year ended December 31, 2010.  This decrease is primarily due the reduction of cash of $70,453 and the reduction in accounts payable of $24,790.

	Working Capital	Change from prior period
March 31, 2011	$210,186	$(50,308)
December 31, 2010	$260,494	$270,472
December 31, 2009	$(9,978)	$(12,086)

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the three months ended March 31, 2011 decreased by $50,916 to $214,853 due to the net loss for the quarter.  Please see the section on ‘Results for the Quarter Ended March 31, 2011’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $210,186 and an accumulated deficit of $109,049 as of  March 31, 2011.  Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

·	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: May 13, 2011