Form 10-Q
period 2011-06-30
GLOBAL CONDIMENTS, INC.
filed 2011-08-15
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 7,431,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC. CONSOLIDATED BALANCE SHEETS JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash	$198,012	$267,069
Accounts Receivable, net	4,402	13,676
Inventory	256	-
Prepaid expenses	7,503	5,500
Total Current Assets	210,173	286,245

Fixed Assets, net	4,058	5,275

TOTAL ASSETS	$214,231	$291,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$8,841	$1,223
Accounts Payable – Trade	3,768	24,528

Total Current Liabilities	12,609	25,751

TOTAL LIABILITIES	12,609	25,751

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
7,431,736 issued and outstanding at June 30, 2011 and December 31, 2010	7,432	7,432
Additional paid-in-capital	316,470	316,470
Accumulated Deficit	(122,280)	(58,133)
Total Stockholders’ Equity	201,622	265,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,231	$291,520

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$24,805	$19,210	$54,841	$43,951
Cost of Revenues	21,123	13,749	44,435	35,381
Gross Profit	3,682	5,461	10,406	8,570

Operating Expenses:
General and Administrative	9,586	11,638	49,582	23,155
Selling and Advertising Expenses	6,839	2,175	24,005	3,775
Depreciation and Amortization	609	609	1,217	812
Total Operating Expenses	17,034	14,422	74,804	27,742

Operating Loss	(13,352)	(8,961)	(64,398)	(19,172)

Other Income
Interest Income	121	-	251	265
Total Other Income	121	-	251	265

Net Loss	$(13,231)	$(8,961)	$(64,147)	$(18,907)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,431,736	7,000,000	7,431,736	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(64,147)	$(18,907)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	1,217	812
Changes in assets and liabilities:
Accounts Receivable	9,274	(3,216)
Other Current Assets	(2,003)	(6,532)
Inventory	(256)	(2,847)
Accounts Payable – Related Party	7,618	5,074
Accounts Payable – Trade	(20,760)	32,168
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(69,057)	6,552

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(7,304)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,304)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,057)	(752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,069	1,298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,012	$546

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

 See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE 2 – INVENTORY

Inventory is comprised of products for resale, specifically, mustard and salsa.  As of June 30, 2011, there were 16 cases of salsa, with a value of $256 in inventory.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were 7,431,736 shares issued and outstanding.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the three months ended June 30, 2011 and 2010 the amounts charged were $744 and $961, respectively, and for the six months ended June 30, 2011 and 2010 the amounts charged were $1,648 and $2,198, respectively.

The Company currently purchases all of their product from Herlocher Foods, Inc.  In the three months ended June 30, 2011 and 2010 the amounts purchased were $14,362 and $12,878, respectively.  In the six months ended June 30, 2011 and 2010 the amounts purchased were $40,521 and $36,634, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended June 30, 2011 and 2010 were $0 and $1,500, respectively, and for the six months ended June 30, 2011 were $0 and $3,000.

NOTE 5 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue. For the three months ended June 30, 2011, the Company sold $16,485 to Giant Eagle Grocery Stores, or 66% of the Company’s revenues. For the three months ended June 30, 2010, the comparable sales to Giant Eagle were $10,234 or 53% of the Company’s revenues. For the six months ended June 30, 2011, the Company sold $26,376 to Giant Eagle Grocery Stores, or 48% of the Company’s revenues. For the six months ended June 30, 2010, the comparable sales to Giant Eagle were $29,353 or 67% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have increased year-over-year and 2011 is no exception with an increase of approximately 25% which follows a total year increase in 2010 of 34%.  With this increase has come reduced margins as we have taken on larger accounts with more purchasing power.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE AND SIX MONTHS ENDED June 30, 2011 and 2010

Our quarter ended on June 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2011 was $24,805 compared to $19,210 for the three month period ended June 30, 2010.  Revenue for the six months ended June 30, 2011 was $54,841 compared to $43,951 for the six month period ended June 30, 2010.

The increase in revenue in the three month period ended June 30, 2011 of $5,595 is due to our marketing programs and personal sales calls by the president.  The volume increase was 16% and the revenue increase was 29% as the second quarter continued to experience strong demand from our larger customers and sales leads from trade shows. AUP (average unit price) increased 14% due to the product mix.  Mustard volume sales were up 22% and revenue 40% as AUP increased by $2.79 to $22.31.  Salsa volume sales were down 87% and revenue 91% as AUP decreased $9.10 to $19.17.  Mustard accounted for 99% of the sales for the three months ended June 30, 2011.

The increase in revenue in the six month period ended June 30, 2011 of $10,890 is also due to our marketing programs and personal sales calls by the president.  The volume increase was 45% and the revenue increase was 25% due to the strong demand from our larger customers and sales leads from trade shows. AUP (average unit price) increased 11% due to a mix shift toward mustard cases.  Mustard volume sales were up 48% and revenue 27% as AUP decreased by 3.59 to $22.28.  Salsa volume sales were down 16% and revenue was down 31% as AUP decreased $4.98 to $22.97.  Mustard accounted for 97% of the sales for the six months ended June 30, 2011.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2011 was $3,682 compared to $5,461 for the three months ended June 30, 2010.   Margins decreased in the three months ended June 30, 2011 versus 2010 from 28.4% to 14.8%.  The decrease is attributable to unfavorable product mix.

Gross profit for the six months ended June 30, 2011 was $10,406 compared to $8,570 for the six months ended June 30, 2010.   Margins decreased in the six months ended June 30, 2011 versus 2010 from 19.5% to 19.0%.  The decrese is attributable to product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2011 were $17,034 compared to $14,422 for the three months ended June 30, 2010. Depreciation expense included in the operating expense was $609 for the three months ended June 30, 2011 and 2010.

Total operating expenses for the six months ended June 30, 2011 were $74,804 compared to $27,742 for the six months ended June 30, 2010. Depreciation expense included in the operating expense was $1,217 and $812 for the six months ended June 30, 2011 and 2010, respectively.

The increase of $2,612 in the three months ended June 30, 2011 is attributed to increased marketing and advertising expenses of about $3,000.

The increase of $47,062 in the six months ended June 30, 2011 is attributed to professional fees of $11,400 (a one-time $10,000 fee for being DTC eligible, Professional Consulting fees of $5,000 offset by reduced audit expenses of $3,500), increased advertising and marketing expenses ($10,700) in implementing our growth plan as laid out in our S-1 filings, trade show expense of $9,800, facilities of $2,400, and $4,200 of auto and general repairs.

NET LOSS. Net loss for the three months June 30, 2011 was $13,231 compared to a loss of $8,961 for the three month period ended June 30, 2010.   Net loss for the six months June 30, 2011 was $64,147 compared to a loss of $18,907 for the six month period ended June 30, 2010. The increased sales volume and improved margins was more than off-set by the increased expenses as discussed above.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the six months ended June 30, 2011 decreased by $62,930 to $197,564, versus the year ended December 31, 2010.  This decrease is primarily due the reduction of cash of $69,057.

	Working Capital	Change from prior period
June 30, 2011	$197,564	$(62,930)
December 31, 2010	$260,494	$270,472

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the six months ended June 30, 2011 decreased by $64,147 to $201,622 due to the net loss for the quarter.  Please see the section on ‘Results for the Quarter Ended June 30, 2011’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $197,564 and an accumulated deficit of $122,280 as of  June 30, 2011. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 15, 2011

