Form 10-Q
period 2011-09-30
GLOBAL CONDIMENTS, INC.
filed 2011-11-14
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 7,431,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC. CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS	September 30, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash	$175,094	$267,069
Accounts Receivable, net	2,544	13,676
Inventory	256	—
Prepaid expenses	2,752	5,500
Total Current Assets	180,646	286,245

Fixed Assets, net	3,449	5,275

TOTAL ASSETS	$184,095	$291,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$2,660	$1,223
Accounts Payable – Trade	633	24,528

Total Current Liabilities	3,293	25,751

TOTAL LIABILITIES	3,293	25,751

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
7,431,736 issued and outstanding at September 30, 2011 and December 31, 2010	7,432	7,432
Additional paid-in-capital	316,470	316,470
Accumulated Deficit	(143,100)	(58,133)
Total Stockholders’ Equity	180,802	265,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,095	$291,520

See accompanying summary of accounting policies and notes to consolidated financial statements

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$33,639	$24,551	$88,480	$68,502
Cost of Revenues	22,224	14,631	66,659	50,012
Gross Profit	11,415	9,920	21,821	18,490

Operating Expenses:
General and Administrative	17,590	6,804	67,172	29,959
Selling and Advertising Expenses	14,131	5,477	38,136	9,252
Depreciation and Amortization	609	608	1,826	1,420
Total Operating Expenses	32,330	12,889	107,134	40,631

Operating Loss	(20,915)	(2,969)	(85,313)	(22,141)

Other Income
Interest Income	95	—	346	265
Total Other Income	95	—	346	265

Net Loss	$(20,820)	$(2,969)	$(84,967)	$(21,876)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,431,736	7,059,889	7,431,736	7,020,182

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(84,967)	$(21,876)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	1,826	1,420
Changes in assets and liabilities:
Accounts Receivable	11,132	(234)
Other Current Assets	2,748	(2,782)
Inventory	(256)	(15,165)
Accounts Payable – Related Party	1,437	456
Accounts Payable – Trade	(23,895)	20,136
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(91,975)	(18,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	(7,304)
NET CASH USED IN INVESTING ACTIVITIES	—	(7,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock	—	198,650
Shareholder Advances	—	9,000
NET CASH PROVIDED FROM FINANCING ACTIVITIES	—	207,650

NET CHANGE IN CASH AND CASH EQUIVALENTS	(91,975)	182,301
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	267,069	1,298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,094	$183,599

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

 See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 2 – INVENTORY

Inventory is comprised of products for resale, specifically, mustard and salsa.  As of September 30, 2011, there were 16 cases of salsa, with a value of $256 in inventory.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were 7,431,736 shares issued and outstanding.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the three months ended September 30, 2011 and 2010 the amounts charged were $1,006 and $1,228, respectively, and for the nine months ended September 30, 2011 and 2010 the amounts charged were $2,654 and $3,425, respectively.

The Company currently purchases all of their product from Herlocher Foods, Inc.  In the three months ended September 30, 2011 and 2010 the amounts purchased were $16,509 and $25,664, respectively.  In the nine months ended September 30, 2011 and 2010 the amounts purchased were $57,030 and $62,298, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended September 30, 2011 and 2010 were $0 and $1,500, respectively, and for the nine months ended September 30, 2011 were $0 and $4,500.

NOTE 5 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue. For the three months ended September 30, 2011, the Company sold $14,313 to Giant Eagle Grocery Stores, or 43% of the Company’s revenues. For the three months ended September 30, 2010, the comparable sales to Giant Eagle were $11,877 or 48% of the Company’s revenues. For the nine months ended September 30, 2011, the Company sold $40,689 to Giant Eagle Grocery Stores, or 46% of the Company’s revenues. For the nine months ended September 30, 2010, the comparable sales to Giant Eagle were $41,230 or 60% of the Company’s revenues.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2011 and 2010

Our quarter ended on September 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2011 was $33,639 compared to $24,551 for the three month period ended September 30, 2010.  Revenue for the nine months ended September 30, 2011 was $88,480 compared to $68,502 for the nine month period ended September 30, 2010.

The increase in revenue in the three month period ended September 30, 2011 of $9,088 is due to our marketing programs and personal sales calls by the president.  The volume change was unfavorable 2% and the revenue increase was 37% as the third quarter continued to experience strong demand from our larger customers and sales leads from trade shows. AUP (average unit price) increased 40% due to the product mix.  Mustard volume sales were down 8% and revenue up 28% as AUP increased by $6.80 to $24.04.  Salsa volume sales were up 167% and revenue 119% as AUP increased $4.82 to $30.3.  Mustard accounted for 89% of the sales for the three months ended September 30, 2011.

The increase in revenue in the nine month period ended September 30, 2011 of $19,978 is also due to our marketing programs and personal sales calls by the president.  The volume increase was 24% and the revenue increase was 29% due to the strong demand from our larger customers and sales leads from trade shows. AUP (average unit price) increased 4% due to a mix shift toward mustard cases.  Mustard volume sales were up 22% and revenue 28% as AUP increased by $0.94 to $22.88.  Salsa volume sales were up 55% and revenue was up 60% as AUP increased $0.90 to $27.88.  Mustard accounted for 94% of the sales for the nine months ended September 30, 2011.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2011 was $11,415 compared to $9,920 for the three months ended September 30, 2010.   Margins decreased in the three months ended September 30, 2011 versus 2010 from 40.4% to 33.9%.  The decrease is attributable to unfavorable product mix.

Gross profit for the nine months ended September 30, 2011 was $21,821 compared to $18,490 for the nine months ended September 30, 2010.   Margins decreased in the nine months ended September 30, 2011 versus 2010 from 27.0% to 24.7%.  The decrease is attributable to product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2011 were $32,330 compared to $12,889 for the three months ended September 30, 2010. Depreciation expense included in the operating expense was $609 and $608 for the three months ended September 30, 2011 and 2010, respectively.

Total operating expenses for the nine months ended September 30, 2011 were $107,134 compared to $40,631 for the nine months ended September 30, 2010. Depreciation expense included in the operating expense was $1,826 and $1,420 for the nine months ended September 30, 2011 and 2010, respectively.

The increase in operating expenses of $19,441 in the three months ended September 30, 2011 is attributed to increased marketing and advertising expenses of about $8,700, supplies of $5,000, development of $4,000 and other expenses of $2,000.

The increase in operating expenses of $66,503 in the nine months ended September 30, 2011 is attributed to marketing and advertising of $28,900 (in implementing our growth plan as laid out in our S-1 filings), professional fees of $12,000 (including a one-time $10,000 fee for being DTC eligible), supplies $5,000, travel $4,000, development $4,000, auto expenses $3,000, payroll $3,000 and other $6,000.

NET LOSS. Net loss for the three months September 30, 2011 was $20,820 compared to a loss of $2,969 for the three month period ended September 30, 2010.   Net loss for the nine months September 30, 2011 was $84,967 compared to a loss of $21,876 for the nine month period ended September 30, 2010. The increased sales volume and improved margins was more than off-set by the increased expenses as discussed above.

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

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as sales increase in 2011 and 2012.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the nine months ended September 30, 2011 decreased by $83,141 to $177,353, versus the year ended December 31, 2010.  This decrease is primarily due the loss from operations.

	Working Capital	Change from prior period
September 30, 2011	$177,353	$(83,141)
December 31, 2010	$260,494	$270,472

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the nine months ended September 30, 2011 decreased by $84,967 to $180,802 due to the net loss for the year.  Please see the section on ‘Results for the Quarter Ended September 30, 2011’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $177,353 and an accumulated deficit of $143,100 as of  September 30, 2011. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 14, 2011

