Form 10-K
period 2011-12-31
GLOBAL CONDIMENTS, INC.
filed 2012-04-13
CIK 1478974

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $698,802

Shares of common stock outstanding at April 13, 2012:    7,581,736

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

1.	Wholesale and Retail condiment sales:

a.	The sales are generated through the website (www.herlocher.com) where consumers and wholesalers can purchase product at wholesale prices.

b.	This represents 95% of current sales.

2.	Wholesale and Retail condiment collegiate label sales:

a.	Your favorite colleges are displayed on your mustard label. HFO’s related party, Herlocher Foods Inc. (“Herlochers”), has licensee agreements with over 15 colleges to display their logos on the condiment jars (see website). HFO pays a fee, built into the price of the product, to Herlochers with every sale.

b.	This represents 5% of current sales.

3.	Wholesale and Retail condiment private label sales.

a.	This segment is still under development in 2011.

The company currently serves a customer base of over 400 accounts (as of December 31, 2011 ), yielding an average gross margin per sale between 10% to 50% . We do not have any contracts or arrangements of consequence with any customer or supplier. Our business model focuses on the ordering and delivery process. The following summarizes the order and delivery process:

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

As of December 31, 2011, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In January 2011 the common stock was approved for trading on the over-the-counter – bulletin board. The stock has not yet traded.

At December 31, 2011, we had approximately 122 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

EXECUTIVE OVERVIEW: Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s revenues have increased year-over-year by about $10,300 or 9% to $128,575 in 2011, and about $30,300 or 26% to $118,305 in 2010.  Margins remained flat at 22.2% in 2011versus 22.5% in 2010.

REVENUES: Revenue for the twelve months ended December 31, 2011 was $128,575 compared to $118,305 for the twelve month ended December 31, 2010. The increase in revenue of 9% is due to our marketing programs and personal sales calls by the president.   Mustard volume sales were up 4% and revenue 7% as AUP (average unit price) increased slightly by $0.65 to $22.87.  Salsa volume sales were up 34% and revenue 41% as AUP increased from $1.40 to $27.87.  Mustard accounted for 95% of the revenue for the year ended December 31, 2011.

GROSS PROFIT: Gross profit for the twelve months ended December 31, 2011 was $28,528 compared to $26,563 for the twelve months ended December 31, 2010.  Margins remained flat (22.2% versus 22.5%) as sales to our largest customers remained at similar percentages in 2011 versus 2010.

OPERATING EXPENSES: Total operating expenses for the twelve months ended December 31, 2011 were $144,394 compared to $75,020 for the twelve months ended December 31, 2010. Depreciation expense included in the operating expense was $2,434 and $2,029 for the twelve months ended December 31, 2011 and 2010.

The increase of about $69,000 (not including depreciation) in the twelve months ended December 31, 2011 is attributed to professional fees of $33,400 (business development $20,000, DTC eligibility filing $10,000 and XBRL contract work $3,400), facility services expenses of $13,800, trade shows expense of $10,400 to generate additional revenue, contract services of $5,600, travel of $3,000 and marketing and advertising expense of $2,500.

NET LOSS: Net loss for the twelve months December 31, 2011 was $115,434 compared to a loss of $48,055 for the twelve month period ended December 31, 2010.  The increased sales volume was more than off-set by the increased expenses as discussed above for the year ended December 31, 2011 versus 2010.

LIQUIDITY AND CAPITAL RESOURCES:   Global Condiments filed a Form S-1/A, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2010 and Global Condiments raised funds under that registration statement at $0.75 per share. As of December 31, 2010, Global Condiments raised $323,802 by selling 431,736 shares. The offering closed on October 12, 2010. No shares were sold in 2011 under the offering.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

Since inception the Company has incurred net losses and has not generated positive cash flow from operations. The Company’s cash flows used in operations of $97,698 for the twelve months ended December 31, 2011 and cash flows used in operations of $50,727 for the year ended December 31, 2010 have been primarily impacted by the low margins and start-up costs incurred in establishing our business.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as sales increase in 2012.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital for the twelve months ended December 31, 2011 decreased by $93,000 to $167,494, versus the year ended December 31, 2010.  This decrease is driven by a decrease in cash of approximately $97,700 due to the high expenses discussed above.

Working capital for the twelve months ended December 31, 2010 increased by $270,472 to $260,494, versus the year ended December 31, 2009.  This increase is driven by an increase in cash of $265,771 due to the sale of stock.

	Working Capital	Change
December 31, 2011	$167,494	$(93,000)
December 31, 2010	$260,494	$270,472
December 31, 2009	$(9,978)	$(12,086)

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the twelve months ended December 31, 2011 decreased by $95,434 to $170,335 due to the net loss of $115,434 and the issuance of stock for services of $20,000.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on ‘Results for the Year Ended December 31, 2011 that discusses in more detail the reasons for the loss.

Stockholder’s Equity for the twelve months ended December 31, 2010 increased by $275,747 to $265,769 due to the net loss of $48,055 and the sale of stock for cash of $323,802.  The loss is mainly due to the low level of sales in relation to expenses.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2011 experienced a third consecutive year of revenue growth the Company continues to experience losses from operations and has an accumulated deficit of $173,567. High expenses in 2011 for professional services, trade shows and other expenses offset the sales growth increased margins. We believe that we are well positioned to continue to drive sales growth and at the same time keep costs manageable to generate positive operating cash flow and profits.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of LBB & Associates Ltd., LLP appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.   Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Charles C Herlocher	48	Chief Executive Officer, Chief Financial Officer, and Director since September 17, 2009

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as compensation.

Name	Capacity Served	Aggregate Remuneration
Charles C Herlocher	Chief Executive Officer, Chief Financial Officer, and Director	2011: $0 2010: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles C Herlocher	6,000,000	79.14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2011 and 2010 the amounts charged were $4,288 and $6,313, respectively.

The Company currently purchases 100% of its inventory from Herlocher Foods, Inc.  In the twelve months ended December 31, 2011 and 2010 the amounts purchased were $86,772 and $77,687, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2011 and 2010 were $0 and $6,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements included in the registrant's Form 10-K and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 (estimated) and $10,000 for the years ended December 31, 2011 and 2010, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $6,600 and $5,650 for the years ended December 31, 2011 and 2010, respectively.

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s Form S-1 and Form S-1/A and the review of the unaudited financial statements included in the Form S-1 and Form S-1/A was $0 and $3,045 in the years ended December 31, 2011 and 2010, respectively.

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

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2011.

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

GLOBAL CONDIMENTS, INC.

By:           /s/  Charles C Herlocher

Charles C Herlocher

Chief Executive Officer & Chief Financial Officer

Dated: April 13, 2012

GLOBAL CONDIMENTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Global Condiments, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Global Condiments, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Condiments, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 10, 2012

GLOBAL CONDIMENTS, INC. Consolidated Balance Sheets December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$169,371	$267,069
Accounts Receivable, net	8,119	13,676
Other Current Assets	—	5,500
Total Current Assets	177,490	286,245

Fixed Assets, net	2,841	5,275

TOTAL ASSETS	$180,331	$291,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party	$7,270	$1,223
Accounts Payable - Trade	2,726	24,528

Total Current Liabilities	9,996	25,751

Total Liabilities	9,996	25,751

Commitments

Stockholders' Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Shares, $0.001 par value, 50,000,000 shares authorized, 7,581,736 and 7,431,736 shares issued and outstanding at December 31, 2011 and 2010, respectively	7,582	7,432
Additional Paid-In Capital	336,320	316,470
Accumulated Deficit	(173,567)	(58,133)
Total Stockholders' Equity	170,335	265,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$180,331	$291,520

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES	$128,575	$118,305
COST OF REVENUES	100,047	91,742
GROSS PROFIT	28,528	26,563

OPERATING EXPENSES

Depreciation Expense	2,434	2,029
Selling & Advertising	44,697	30,403
Other General Expenses	97,263	42,588
TOTAL OPERATING EXPENSES	144,394	75,020

OPERATING LOSS	(115,866)	(48,457)

OTHER INCOME
Interest Income	432	402

TOTAL OTHER INCOME	432	402

NET LOSS	$(115,434)	$(48,055)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,450,640	7,120,211
Loss per Share	$(0.02)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at December 31, 2009	7,000,000	$7,000	$(6,900)	$(10,078)	$(9,978)

Common stock issued for cash	431,736	432	323,370	—	323,802

Net Loss	—	—	—	(48,055)	(48,055)

Balance at December 31, 2010	7,431,736	7,432	316,470	(58,133)	265,769

Common stock issued for services	150,000	150	19,850	—	20,000
Net Loss	—	—	—	(115,434)	(115,434)

Balance at December 31, 2011	7,581,736	$7,582	$336,320	$(173,567)	$170,335

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,434)	$(48,055)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	2,434	2,029
Shares Issued in Exchange for Services	20,000	—
Changes in operating assets and liabilities:
Change in Accounts Receivable	5,557	(11,560)
Change in Other Assets	5,500	(4,532)
Change in Accounts Payable	6,047	(1,674)
Change in Accrued Expenses	(21,802)	13,065
Net Cash (Used by) Operating Activities	(97,698)	(50,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	(7,304)
Net Cash (Used by) Investing Activities	—	(7,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	323,802
Net Cash Provided by Financing Activities	—	323,802

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,698)	265,771

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267,069	1,298

CASH AND CASH EQUIVALENTS AT END OF YEAR	$169,371	$267,069

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the company and its subsidiary. All inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at date of purchase are included in cash and cash equivalents.

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2011, the carrying value for cash and cash equivalents, accounts receivable and accounts payable approximate their value due to their short maturities.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are: 1) greater than 90 days old and the balances at December 31, 2011 and December 31, 2010 respectively were $0 and $0; and 2) by specific identification after reviewing balances that are past due.  Allowances for Doubtful Accounts totaled $0 at December 31, 2011 and $0 at December 31, 2010.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost when purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs will be charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful.  At December 31, 2011 and 2010 the Company had $7,304 of fixed assets.

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

The Company’s return policy allows customers to return products for up to 30 days after shipment.  Customer returns were $0 and $273 for the years ended December 31, 2011 and 2010 respectively.  In accordance with ASC 605-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2011, due to the returns for the past 90 days being $0, the allowance for estimated returns was $0.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

Cost of goods sold consists primarily of product purchased from Herlocher Foods, Inc., which is a related party.

Shipping and Handling Costs:

Shipping and handling is charged to the customer based on the exact cost that the carrier charges the company to ship the item.  Shipping and handling costs were $13,275 and $17,931 for the years ended December 31, 2011 and 2010, respectively.

Advertising:

The Company’s advertising expenses were $25,089 and $22,614 for the years ended December 31, 2011 and 2010, respectively.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011

Income Taxes:

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Earnings per Share:

Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Stock Based Compensation

Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and 2010, there were 7,581,736 and 7,431,736 shares issued and outstanding, respectively.

On June 14, 2010 the Company filed an S-1/A; general form for registration of securities under the Securities Act of 1933, and it was approved on July 8, 2010.  The Company, under this registration statement, is authorized to raise up to $500,000 by selling 666,667 shares of common stock at $.75 per share.  The offering closed on October 12, 2010 and the Company raised $323,802 by selling 431,736 shares. No shares were sold in 2011 under the offering.

In November 2011, we issued 150,000 shares of our common stock to a consultant for $20,000 worth of services. The common stock was valued based on the fair value of the services received.

There is currently no market for our shares. In January 2011 the common stock was approved for trading on the over-the-counter – bulletin board. The stock has not yet traded.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011

NOTE 3 – INCOME TAXES

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following as of December 31, 2011 and 2010:

	2011	2010
Current operations	$40,000	$16,000
Less: Change in valuation allowance	(40,000)	(16,000)
Net provision	$—	$—

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryover	$60,000	$20,000
Valuation Allowance	(60,000)	(20,000)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $174,000 at December 31, 2011, and will expire in the years 2025 through 2031.  The net change in the valuation allowance is approximately $40,000 for the years ended December 31, 2011.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2011 and December 31, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2011 and 2010 the amounts charged were $4,288 and $6,313, respectively.

The Company currently purchases all of the products from Herlocher Foods, Inc.  In the twelve months ended December 31, 2011 and 2010 the amounts purchased were $86,772 and $77,687, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2011 and 2010 were $0 and $6,000, respectively.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company had working capital of approximately $167,500 and $260,500 as of December 31, 2011 and 2010, respectively; and an accumulated deficit of $173,567 and $58,133 as of December 31, 2011 and 2010, respectively. Because of the accumulated deficit and limited operating history, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans, additional sale of common stock or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue. For the year ended December 31, 2011, the Company sold $69,668 to Giant Eagle Grocery Stores, or 54% of the Company’s revenues. For the year ended December 31, 2010, the comparable sales to Giant Eagle were $72,243 or 61% of the Company’s revenues.

