Form 10-Q
period 2012-03-31
GLOBAL CONDIMENTS, INC.
filed 2012-05-14
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, there were 7,581,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	2012	2011
Current Assets	(Unaudited)
Cash	$148,313	$169,371
Accounts Receivable, net	4,170	8,119
Other Current Assets	6,323	—
Total Current Assets	158,806	177,490

Fixed Assets, net	2,232	2,841

TOTAL ASSETS	$161,038	$180,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$8,784	$7,270
Accounts Payable – Trade	1,898	2,726

Total Current Liabilities	10,682	9,996

TOTAL LIABILITIES	10,682	9,996

Commitments

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at March 31, 2012 and December 31, 2011	7,582	7,582
Additional paid-in-capital	336,320	336,320
Accumulated Deficit	(193,546)	(173,567)
Total Stockholders’ Equity	150,356	170,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,038	$180,331

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	2012	2011

Revenue	$20,830	$30,036
Cost of Revenues	18,795	23,312
Gross Profit	2,035	6,724

Operating Expenses:
Depreciation and Amortization	609	608
Selling and Advertising Expenses	2,025	17,166
Other General and Administrative	19,455	39,996
Total Operating Expenses	22,089	57,770

Operating Loss	(20,054)	(51,046)

Other Income
Interest Income	75	130

Total Other Income	75	130

Net Loss	$(19,979)	$(50,916)

Basic and Diluted Loss per share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,431,736

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,979)	$(50,916)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	609	608
Changes in operating assets and liabilities:
Accounts Receivable, net	3,949	11,247
Other Current Assets	(6,323)	(3,755)
Inventory	—	(2,847)
Accounts Payable – Related Party	1,514	(262)
Accounts Payable – Trade	(828)	(24,528)
NET CASH USED IN OPERATING ACTIVITIES	(21,058)	(70,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,058)	(70,453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	169,371	267,069
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,313	$196,616

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

 Basis of Presentation and Consolidation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2011 as reported in form 10-K have been omitted.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 2 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were 7,581,736 shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the three months ended March 31, 2012 and 2011 the amounts charged were $625 and $904, respectively.

The Company currently purchases all of their product from Herlocher Foods, Inc.  In the three months ended March 31, 2012 and 2011 the amounts purchased were $17,633 and $26,159, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended March 31, 2012 and 2011 were $0 and $0, respectively.

NOTE 4 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the three months ended March 31, 2012, the Company sold $13,188 to Giant Eagle Grocery Stores, or 63% of the Company’s revenues. For the three months ended March 31, 2011, the comparable sales to Giant Eagle were $9,891 or 33% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have decreased in 2012 by 31% to $20,830 for the three months ended March 31, 2012.  The Company is looking for new ways to market its products in the face of these reduced revenues.

Employees

We currently employ have employee, the President, who is not compensated.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2012 and 2011

Our quarter ended on March 31, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2012 was $20,830 compared to $30,036 for the three month period ended March 31, 2011.

The decrease in revenue in the three month period ended March 31, 2012 of $9,206 is due to lower general internet sales compared to 2011 when we engaged in an aggressive marketing campaign. The volume decrease was 32% and the revenue decrease was 31% as the first quarter was impacted by not attending trade shows (as we did in 2011). Due to the mustard product mix the AUP (average unit price) was lower.  Mustard volume sales were down 30% and revenue 28%.  Salsa volume sales were down 90% and revenue 84%.  Mustard accounted for 96% of the sales for the three months ended March 31, 2012.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2012 was $2,035 compared to $6,724 for the three months ended March 31, 2011.   Margins deteriorated in the three months ended March 31, 2012 versus 2011 from 22.4% to 9.8%.  The decline is attributable to unfavorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2012 were $22,089 compared to $57,770 for the three months ended March 31, 2011. Depreciation expense included in the operating expense was $609 and $608 for the three months ended March 31, 2012 and 2011, respectively

The decrease of $35,681 in the three months ended March 31, 2012 is attributed to professional fees of $10,200 (a one-time $10,000 fee for being DTC eligible in 2011), decreased advertising and marketing expenses and trade show costs ($14,400). $6,281 in general office expenses and $4,800 of auto and general repairs.

NET LOSS. Net loss for the three months March 31, 2012 was $19,979 compared to a loss of $50,916 for the three month period ended March 31, 2011.   The decreased sales volume and lower margins were offset by the reduced expenses as discussed above.

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

Trends, events or uncertainties impact on liquidity:

The Company expects revenue trends to improve toward the holiday and sports seasons.  Off-peak periods will be financed, if needed, through shareholder advances.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the three months ended March 31, 2012 decreased by $19,370 to $148,124, versus the year ended December 31, 2011.  This decrease is primarily due the reduction of cash of approximately $21,100 and partially offset by an increase in accounts receivable and other assets of approximately $2,000.

	Working Capital	Change from prior period
March 31, 2012	$148,124	$(19,370)
December 31, 2011	$167,494	$(93,000)
December 31, 2010	$260,494	$270,472

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the three months ended March 31, 2012 decreased by $19,979 to $150,356 due to the net loss for the quarter.  Please see the section on ‘Results for the Quarter Ended March 31, 2012’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $148,124 and an accumulated deficit of $193,546 as of  March 31, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 14, 2012

