Form 10-Q
period 2012-06-30
GLOBAL CONDIMENTS, INC.
filed 2012-08-14
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 7,581,736 shares of Common Stock of the issuer outstanding.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	2012	2011
Current Assets	(Unaudited)
Cash	$116,277	$169,371
Accounts Receivable, net	11,933	8,119
Other Current Assets	13,549	—
Total Current Assets	141,759	177,490

Fixed Assets, net	1,623	2,841

TOTAL ASSETS	$143,382	$180,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable – Related Party	$9,839	$7,270
Accounts Payable – Trade	8,295	2,726
Total Current Liabilities	18,134	9,996

TOTAL LIABILITIES	18,134	9,996

Commitments

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at June 30, 2012 and December 31, 2011	7,582	7,582
Additional Paid-in-capital	336,320	336,320
Accumulated Deficit	(218,654)	(173,567)
Total Stockholders’ Equity	125,248	170,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,382	$180,331

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$28,829	$24,805	$49,659	$54,841
Cost of Revenues	19,705	21,123	38,500	44,435
Gross Profit	9,124	3,682	11,159	10,406

Operating Expenses:
Depreciation and Amortization	609	609	1,218	1,217
Selling and Advertising Expenses	585	6,839	2,610	24,005
General and Administrative	33,211	9,586	52,666	49,582
Total Operating Expenses	34,405	17,034	56,494	74,804

Operating Loss	(25,281)	(13,352)	(45,335)	(64,398)

Other Income
Interest Income	173	121	248	251
Total Other Income	173	121	248	251

Net Loss	$(25,108)	$(13,231)	$(45,087)	$(64,147)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,431,736	7,581,736	7,431,736

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(45,087)	$(64,147)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	1,218	1,217
Changes in operating assets and liabilities:
Accounts Receivable, net	(3,814)	9,274
Other Current Assets	(13,549)	(2,003)
Inventory	—	(256)
Accounts Payable – Related Party	2,569	7,618
Accounts Payable – Trade	5,569	(20,760)
NET CASH USED IN OPERATING ACTIVITIES	(53,094)	(69,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,094)	(69,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	169,371	267,069
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,277	$198,012

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern..

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 2 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were 7,581,736 shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the six months ended June 30, 2012 and 2011 the amounts charged were $1,490 and $1,648, respectively.

The Company currently purchases all of their products from Herlocher Foods, Inc.   In the six months ended June 30, 2012 and 2011 the amounts purchased were $38,493 and $40,521, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the six months ended June 30, 2012 and 2011 were $0 and $0.

NOTE 4 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the six months ended June 30, 2012, the Company sold $33,843 to Giant Eagle Grocery Stores, or 68% of the Company’s revenues. For the six months ended June 30, 2011, the comparable sales to Giant Eagle were $26,376 or 48% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have decreased in 2012 by 9% to $49,659 for the six months ended June 30, 2012.  The Company is looking for new ways to market its products in the face of these reduced revenues.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011

Our quarter ended on June 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2012 was $28,829 compared to $24,805 for the three month period ended June 30, 2011.

The increase in revenue in the three month period ended June 30, 2012 of $4,024 is due to increased sales to Giant Eagle of about $4,000. The volume increase was 24% and the revenue increase was 16%. Due to the mustard product mix the AUP (average unit price) was lower.  Mustard volume sales were up 22% and revenue 13%.  Salsa volume sales were up 267% and revenue 507%.  Mustard accounted for 98% of the sales for the three months ended June 30, 2012.

Revenue for the six months ended June 30, 2012 was $49,659 compared to $54,841 for the six month period ended June 30, 2011.

The decrease in revenue in the six month period ended June 30, 2012 of $5,182 is due to lower general internet sales compared to 2011 when we engaged in an aggressive marketing campaign. The volume decrease was 7% and the revenue decrease was 9% as the period was impacted by not attending trade shows (as we did in 2011). Due to the mustard product mix the AUP (average unit price) was lower.  Mustard volume sales were down 6% and revenue 9%.  Salsa volume sales were down 46% and revenue 22%.  Mustard accounted for 99% of the sales for the six months ended June 30, 2012.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2012 was $9,124 compared to $3,682 for the three months ended June 30, 2011.   Margins improved in the three months ended June 30, 2012 versus 2011 from 15% to 32%.  The increase is attributable to favorable product mix.

Gross profit for the six months ended June 30, 2012 was $11,159 compared to $10,406 for the six months ended June 30, 2011.   Margins improved in the six months ended June 30, 2012 versus 2011 from 19% to 22%.  The increase is attributable to favorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2012 were $34,405 compared to $17,034 for the three months ended June 30, 2011. Depreciation expense included in the operating expense was $609 and $609 for the three months ended June 30, 2012 and 2011, respectively.

The increase of $17,371 in the three months ended June 30, 2012 is attributed to professional fees of approximately $24,000, partially offset by decrease in advertising expense of $3,000 and decrease in travel expense of $3,000.

Total operating expenses for the six months ended June 30, 2012 were $56,494 compared to $74,804 for the six months ended June 30, 2011. Depreciation expense included in the operating expense was $1,218 and $1,217 for the six months ended June 30, 2012 and 2011, respectively.

The decrease of $18,310 in the six months ended June 30, 2012 is attributed to decreased advertising and marketing expenses and trade show costs of $22,000, $5,000 decrease in auto and travel expense and $4,000 decrease in general office expenses; this was partially offset by increased professional fees of $13,000.

NET LOSS. Net loss for the three months ended June 30, 2012 was $25,108 compared to a loss of $13,231 for the three month period ended June 30, 2011.   Net loss for the six months ended June 30, 2012 was $45,087 compared to a loss of $64,147 for the six month period ended June 30, 2011.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the six months ended June 30, 2012 decreased by $43,869 to $123,625, versus the year ended December 31, 2011.  This decrease is primarily due the reduction of cash of approximately $53,000 and partially offset by an increase in accounts receivable and other assets of approximately $17,000.

	Working Capital	Change from prior period
June 30, 2012	$123,625	$(43,869)
December 31, 2011	$167,494	$(93,000)
December 31, 2010	$260,494	$270,472

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the six months ended June 30, 2012 decreased by $45,087 to $125,248 due to the net loss for the quarter.  Please see the section on ‘Results for the Quarter Ended June 30, 2012’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $123,625 and an accumulated deficit of $218,654 as of June 30, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 14, 2012

