Form 10-Q
period 2012-09-30
GLOBAL CONDIMENTS, INC.
filed 2012-11-14
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 7,581,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	2012	2011
Current Assets	(Unaudited)
Cash	$106,385	$169,371
Accounts Receivable, net	3,629	8,119
Other Current Assets	7,549	—
Total Current Assets	117,563	177,490

Fixed Assets, net	1,014	2,841

TOTAL ASSETS	$118,577	$180,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$1,428	$7,270
Accounts Payable – Trade	3,049	2,726
Total Current Liabilities	4,477	9,996

TOTAL LIABILITIES	4,477	9,996

Commitments

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at September 30, 2012 and December 31, 2011	7,582	7,582
Additional Paid-in-capital	336,320	336,320
Accumulated Deficit	(229,802)	(173,567)
Total Stockholders’ Equity	114,100	170,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,577	$180,331

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$17,430	$33,639	$67,089	$88,480
Cost of Revenues	13,905	22,224	52,405	66,659
Gross Profit	3,525	11,415	14,684	21,821

Operating Expenses:
Depreciation and Amortization	608	609	1,826	1,826
Selling and Advertising Expenses	491	14,131	3,101	38,136
General and Administrative	13,627	17,590	66,293	67,172
Total Operating Expenses	14,726	32,330	71,220	107,134

Operating Loss	(11,201)	(20,915)	(56,536)	(85,313)

Other Income
Interest Income	53	95	301	346
Total Other Income	53	95	301	346

Net Loss	$(11,148)	$(20,820)	$(56,235)	$(84,967)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,431,736	7,581,736	7,431,736

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,235)	$(84,967)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	1,826	1,826
Changes in operating assets and liabilities:
Accounts Receivable, net	4,490	11,132
Other Current Assets	(7,549)	2,748
Inventory	—	(256)
Accounts Payable – Related Party	(5,842)	1,437
Accounts Payable – Trade	324	(23,895)
NET CASH USED IN OPERATING ACTIVITIES	(62,986)	(91,975)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,986)	(91,975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	169,371	267,069
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,385	$175,094

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 2 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2012 and December 31, 2011, there were 7,581,736 shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the nine months ended September 30, 2012 and 2011 the amounts charged were $2,013 and $2,654, respectively.

The Company currently purchases all of their products from Herlocher Foods, Inc.   In the nine months ended September 30, 2012 and 2011 the amounts purchased were $53,573 and $57,030, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the nine months ended September 30, 2012 and 2011 were $0 and $0.

NOTE 4 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the nine months ended September 30, 2012, the Company sold $41,152 to Giant Eagle Grocery Stores, or 61% of the Company’s revenues. For the nine months ended September 30, 2011, the comparable sales to Giant Eagle were $40,689 or 46% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Over the past few years sales via the internet have increased year-over-year and GLOBAL is no exception.  The Company’s sales have decreased in 2012 by 24% to $67,089 for the nine months ended September 30, 2012.  The Company is looking for new ways to market its products in the face of these reduced revenues.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

Our quarter ended on September 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2012 was $17,430 compared to $33,639 for the three month period ended September 30, 2011.

The decrease in revenue in the three month period ended September 30, 2012 of $16,209 is due to decreased sales to Giant Eagle of about $6,500 and lower volume to the next two largest customers of $3,300. The volume decrease was 36% and the revenue decrease was 48%. Due to the mustard product mix the AUP (average unit price) was lower.  Mustard volume sales were down 31% and revenue 43%.  Salsa volume sales were down 89% and revenue 90%.  Mustard accounted for 98% of the sales for the three months ended September 30, 2012.

Revenue for the nine months ended September 30, 2012 was $67,089 compared to $88,480 for the nine month period ended September 30, 2011.

The decrease in revenue in the nine month period ended September 30, 2012 of $21,391 is due to lower general internet sales compared to 2011 when we engaged in an aggressive marketing campaign as well as lower sales to our largest customers. The volume decrease was 17% and the revenue decrease was 24% as the period was impacted by not attending trade shows (as we did in 2011). Due to the mustard product mix the AUP (average unit price) was lower.  Mustard volume sales were down 14% and revenue 21%.  Salsa volume sales were down 75% and revenue 71%.  Mustard accounted for 98% of the sales for the nine months ended September 30, 2012.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2012 was $3,525 compared to $11,415 for the three months ended September 30, 2011.   Margins deteriorated in the three months ended September 30, 2012 versus 2011 from 34% to 20%.  The decrease is attributable to unfavorable product mix and the decrease in revenues.

Gross profit for the nine months ended September 30, 2012 was $14,684 compared to $21,821 for the nine months ended September 30, 2011.   Margins deteriorated in the nine months ended September 30, 2012 versus 2011 from 25% to 22%.  The decrease in gross margin percentage is attributable to unfavorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2012 were $14,726 compared to $32,330 for the three months ended September 30, 2011. Depreciation expense included in the operating expense was $608 and $609 for the three months ended September 30, 2012 and 2011, respectively.

The decrease of approximately $17,600 in the three months ended September 30, 2012 is attributed to lower marketing fees of $14,000 and auto fees of about $3,000.

Total operating expenses for the nine months ended September 30, 2012 were $71,220 compared to $107,134 for the nine months ended September 30, 2011. Depreciation expense included in the operating expense was $1,826 and $1,826 for the nine months ended September 30, 2012 and 2011, respectively.

The decrease of approximately $35,900 in the nine months ended September 30, 2012 is attributed to decreased advertising and marketing expenses and trade show costs of $34,000, $6,000 decrease in auto and travel expense, facilities and repairs of $9,000 and $6,000 decrease in general office expenses; this was partially offset by increased professional fees of $19,000.

NET LOSS. Net loss for the three months ended September 30, 2012 was $11,148 compared to a loss of $20,820 for the three month period ended September 30, 2011.   Net loss for the nine months ended September 30, 2012 was $56,235 compared to a loss of $84,967 for the nine month period ended September 30, 2011.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the nine months ended September 30, 2012 decreased by $54,408 to $113,086, versus the year ended December 31, 2011.  This decrease is primarily due the reduction of cash of approximately $63,000 and partially offset by an increase in other assets of approximately $7,500.

	Working Capital	Change from prior period
September 30, 2012	$113,086	$(54,408)
December 31, 2011	$167,494	$(93,000)
December 31, 2010	$260,494	$270,472

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the nine months ended September 30, 2012 decreased by $56,235 to $114,100 due to the net loss for the nine month period.  Please see the section on ‘Results for the Quarter Ended September 30, 2012’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $113,086 and an accumulated deficit of $229,802 as of September 30, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit.  Yorkdale Capital, LLC or its principals are also shareholders.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: November 14, 2012

