Form 10-K
period 2012-12-31
GLOBAL CONDIMENTS, INC.
filed 2013-04-16
CIK 1478974

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012: $698,802

Shares of common stock outstanding at April 15, 2013:    7,581,736

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the heading “Management Discussion and Analysis and Plan of Operation.”

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

Herlocher Foods, Inc., manufactures and markets Herlocher's Dipping Mustard and Herlocher's Dipping Salsa. Currently, HFO purchases 100% of its products from Herlocher Foods, Inc. making Herlocher Foods, Inc. its sole supplier.  However, Herlocher Foods, Inc., and HFO do not have an agreement in place where HFO is named as the sole distributor of Herlocher Foods, Inc. products, nor is there an agreement in place where Herlocher Foods, Inc. is the exclusive supplier to HFO.  In addition, Herlocher Foods Inc., currently provides HFO with office space and administrative support management (see Note 4 to the financial statements).  HFO plans to add additional suppliers as the business grows.

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

1.	Wholesale and Retail condiment sales:

a.	The sales are generated through the website (www.herlocher.com) where consumers and wholesalers can purchase product at wholesale prices.

b.	This represents 95% of current sales.

2.	Wholesale and Retail condiment collegiate label sales:

a.	Your favorite colleges are displayed on your mustard label. HFO’s related party, Herlocher Foods Inc. (“Herlochers”), has licensee agreements with over 15 colleges to display their logos on the condiment jars (see website). HFO pays a fee, built into the price of the product, to Herlochers with every sale.

b.	This represents 5% of current sales.

3.	Wholesale and Retail condiment private label sales.

a.	This segment is still under development in 2012.

The Company currently serves a customer base of over 400 accounts as of December 31, 2012 , yielding an average gross margin per sale between 10% to 50% . We do not have any contracts or arrangements of consequence with any customer or supplier. Our business model focuses on the ordering and delivery process. The following summarizes the order and delivery process:

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

As of December 31, 2012, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In January 2011, the common stock was approved for trading on the over-the-counter – bulletin board. The stock has not yet traded.

At December 31, 2012, we had approximately 106 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2012 and 2011

EXECUTIVE OVERVIEW:  The Company’s revenues have decreased year-over-year by about $21,800 or 17% to $106,817 in 2012, $128,575 in 2011.  Margins were slightly down due to customer mix at 21.4% in 2012 versus 22.2% in 2011.

REVENUES: Revenues for the twelve months ended December 31, 2012 were $106,817 compared to $128,575 for the twelve months ended December 31, 2011. The decrease in revenue of 17% is due to reduced marketing programs in 2012 – 2011 saw heightened marketing due to the funds raised via the Registration statement.   Mustard volume sales were down 6% and revenue 15% as AUP (average unit price) decreased by $2.23 to $20.64. Mustard accounted for 99% of the revenue for the year ended December 31, 2012.

GROSS PROFIT: Gross profit for the twelve months ended December 31, 2012 was $22,896 compared to $28,528 for the twelve months ended December 31, 2011.  Margins were slightly down due to customer mix (21.4% versus 22.2%).

OPERATING EXPENSES: Total operating expenses for the twelve months ended December 31, 2012 were $101,893 compared to $144,394 for the twelve months ended December 31, 2011. Depreciation expense included in the operating expense was $2,435 and $2,434 for the twelve months ended December 31, 2012 and 2011, respectively.

The decrease of about $42,500 (not including depreciation) in the twelve months ended December 31, 2012 is attributed to a reduction in marketing and trade show costs of $42,600, a decrease in sales commissions of $2,400, reduced auto expenses of $3,200 and partially offset by increased contract and professional fees of $8,900.

NET LOSS: Net loss for the twelve months December 31, 2012 was $78,707 compared to a loss of $115,434 for the twelve month period ended December 31, 2011.  The decrease in loss versus 2011 is due to the reduced costs noted above.

LIQUIDITY AND CAPITAL RESOURCES:

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

Since inception the Company has incurred net losses and has not generated positive cash flow from operations. The Company’s cash flows used in operations of $69,125 for the twelve months ended December 31, 2012 and cash flows used in operations of $97,698 for the year ended December 31, 2011 have been primarily impacted by the low sales and margins margins and filing fees incurred in establishing our business.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as sales increase in 2013.

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

Material Changes in Financial Condition

Working capital for the twelve months ended December 31, 2012 decreased by $76,272 to $91,222, versus the year ended December 31, 2011.  This decrease is driven by reduced cash of $69,125 and an increase in payables of about $5,740.

	Working Capital	Change
December 31, 2012	$91,222	$(76,272)
December 31, 2011	$167,494	$(93,000)

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the twelve months ended December 31, 2012 decreased by $78,707 to $91,628 due to the net loss of $78,707.  The loss is mainly due to the low level of sales in relation to expenses.  Please see the section on ‘Results for the Year Ended December 31, 2012 that discusses in more detail the reasons for the loss.

Stockholder’s Equity for the twelve months ended December 31, 2011 increased by $95,434 to $170,335 due to the net loss of $115,434 netted by the issuance of stock for services valued at $20,000.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders. Yorkdale Capital, LLC was paid $41,250 and $28,490 for services in the years ended December 31, 2012 and 2011, respectively.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: The uncertainty in the economy impacted the business in 2012. With reduced marketing expenses sales reduced 17% after three consecutive years of growth. We believe that we are well positioned to continue to drive sales growth and at the same time keep costs manageable to generate positive operating cash flow and profits.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.   Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Charles C Herlocher	49	Chief Executive Officer, Chief Financial Officer, and Director since September 17, 2009

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as compensation.

Name	Capacity Served	Aggregate Remuneration
Charles C Herlocher	Chief Executive Officer, Chief Financial Officer, and Director	2012: $0 2011: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.                       SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles C Herlocher	6,000,000	79.14

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2012 and 2011 the amounts charged were $3,205 and $4,288, respectively.

The Company currently purchases 100% of its inventory from Herlocher Foods, Inc.  In the twelve months ended December 31, 2012 and 2011 the amounts purchased were $88,476 and $86,772, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2012 and 2011 was $0.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements included in the registrant's Form 10-K and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 (estimated) and $10,000 for the years ended December 31, 2012 and 2011, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $6,600 and $6,600 for the years ended December 31, 2012 and 2011, respectively.

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

ITEM 15.                       EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2012.

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

GLOBAL CONDIMENTS, INC.

By:           /s/  Charles C Herlocher

Charles C Herlocher

Chief Executive Officer & Chief Financial Officer

Dated: April 15, 2013

GLOBAL CONDIMENTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Global Condiments, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Global Condiments, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Condiments, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2013

GLOBAL CONDIMENTS, INC. Consolidated Balance Sheets December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash	$100,246	$169,371
Accounts receivable, net	6,712	8,119
Total current assets	106,958	177,490

Fixed assets, net	406	2,841

TOTAL ASSETS	$107,364	$180,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - related party	$5,895	$7,270
Accounts payable - trade	9,841	2,726
Total current liabilities	15,736	9,996

Total Liabilities	15,736	9,996

Commitments

Stockholders' Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Shares, $0.001 par value, 50,000,000 shares authorized, 7,581,736, shares issued and outstanding at December 31, 2012 and 2011	7,582	7,582
Additional Paid-In Capital	336,320	336,320
Accumulated Deficit	(252,274)	(173,567)
Total Stockholders' Equity	91,628	170,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,364	$180,331

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES	$106,817	$128,575
COST OF REVENUES	83,921	100,047
GROSS PROFIT	22,896	28,528

OPERATING EXPENSES

Depreciation expense	2,435	2,434
Selling & advertising	4,360	44,697
General and administrative expenses	95,098	97,263
TOTAL OPERATING EXPENSES	101,893	144,394

OPERATING LOSS	(78,997)	(115,866)

OTHER INCOME
Interest income (net)	290	432

TOTAL OTHER INCOME	290	432

NET LOSS	$(78,707)	$(115,434)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,581,736	7,450,640
Loss per Share	$(0.01)	$(0.02)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at December 31, 2010	7,431,736	$7,432	$316,470	$(58,133)	$265,769

Common stock issued for services	150,000	150	19,850	—	20,000

Net Loss	—	—	—	(115,434)	(115,434)

Balance at December 31, 2011	7,581,736	7,582	336,320	(173,567)	170,335

Net Loss	—	—	—	(78,707)	(78,707)

Balance at December 31, 2012	7,581,736	$7,582	$336,320	$(252,274)	$91,628

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,707)	$(115,434)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	2,435	2,434
Shares issued for services	—	20,000
Change in accounts receivable	1,407	5,557
Change in other assets	—	5,500
Change in accounts payable – related party	7,115	6,047
Change in accounts payable - trade	(1,375)	(21,802)
Net Cash (Used by) Operating Activities	(69,125)	(97,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	—
Net Cash (Used by) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	—
Net Cash Provided by Financing Activities	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,125)	(97,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	169,371	267,069

CASH AND CASH EQUIVALENTS AT END OF YEAR	$100,246	$169,371

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest expense	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2012

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

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at date of purchase are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000. Management feels this risk is mitigated due to the longstanding reputation of these banks. The Company has not experienced any losses related to these deposits.

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2012, the carrying value for cash and cash equivalents, accounts receivable and accounts payable approximate their value due to their short maturities.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2012

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are: 1) greater than 90 days old. During the years ended December 31, 2012 and 2011 no allowances were made and no write-offs were made.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

The Company’s return policy allows customers to return products for up to 30 days after shipment.  There were no customer returns for the years ended December 31, 2012 and 2011.  In accordance with ASC 605-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2012, there was no allowance for estimated returns.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Revenue:

Cost of revenue consists primarily of product purchased from Herlocher Foods, Inc., which is a related party.

Shipping and Handling Costs:

Shipping and handling is charged to the customer based on the exact cost that the carrier charges the company to ship the item.  Shipping and handling costs were $4,921 and $13,275 for the years ended December 31, 2012 and 2011, respectively.

Advertising:

The Company’s advertising expenses were $2,189 and 25,089 for the years ended December 31, 2012 and 2011, respectively.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2012

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

NOTE 2 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and 2011, there were 7,581,736 shares issued and outstanding.

In November 2011, we issued 150,000 shares of our common stock to a consultant for $20,000 worth of services. The common stock was valued based on the fair value of the services received.

There is currently no market for our shares. In January 2011 the common stock was approved for trading on the over-the-counter – bulletin board. The stock trades under GCNT.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2012

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

The provision for refundable Federal income tax consists of the following as of December 31, 2012 and 2011:

	2012	2011
Current operations	$27,000	$40,000
Less: Change in valuation allowance	(27,000)	(40,000)
Net provision	$—	$—

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryover	$87,000	$60,000
Valuation Allowance	(87,000)	(60,000)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $254,000 at December 31, 2012, and will expire beginning in 2029.  The net change in the valuation allowance is $27,000 for the years ended December 31, 2012.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2012 and 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2%-6% of gross sales.  For the twelve months ended December 31, 2012 and 2011 the amounts charged were $3,205 and $4,288, respectively.

The Company currently purchases all of the products from Herlocher Foods, Inc.  In the twelve months ended December 31, 2012 and 2011 the gross amounts purchased were $88,476 and $86,772, respectively.  The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the twelve months ended December 31, 2012 and 2011 was $0.

GLOBAL CONDIMENTS, INC.

Notes to the Consolidated Financial Statements

December 31, 2012

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company had working capital of $91,222 and $167,494 as of December 31, 2012 and 2011, respectively; and an accumulated deficit of $252,274 and $173,567 as of December 31, 2012 and 2011, respectively. Because of the accumulated deficit and limited operating history, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans, additional sale of common stock or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 – MAJOR CUSTOMERS

The Company has over 400 customers and has one that is greater than 10% of the total revenue. For the year ended December 31, 2012, the Company sold $69,077 to Giant Eagle Grocery Stores, or 65% of the Company’s revenues. For the year ended December 31, 2011, the comparable sales to Giant Eagle were $69,668 or 54% of the Company’s revenues.

