Form 10-K/A
period 2012-12-31
GLOBAL CONDIMENTS, INC.
filed 2013-06-20
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-164285

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2013: $200,621

Shares of common stock outstanding at June 17, 2013:    7,581,736

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Global Condiments, Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing”).

This Form 10-K/A amends ITEM 12, Security Ownership of Management and Beneficial Owners and ITEM 13, Certain Relationships and Related Party Transactions.

The Registrant is filing this Amendment because management was made aware of a deficiency contained within the Original Filing, namely the filing did not fully disclose Beneficial Owners that may have a control relationship or perceived control relationship with the Registrant, nor did the filing disclose related transactions with the Beneficial Owners.

The Registrant has re-submitted certifications:

  ITEM 12 SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

The company acknowledges that:

  The Company is responsible for the adequacy and accuracy of the disclosure in the filings;
  Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filings: and
  The Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States

2

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles C Herlocher	6,500,000	85.73%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals were paid by the Company for professional services $41,250 and $28,490 for the twelve months ended December 31, 2012 and 2011, respectively. In November 2011, a company owned by Charles Smith received shares valued at $30,000 as compensation for services, such shares are included in the amounts reported in the table below.

As of December 31, 2012 the Consultants are known to the Company to own or control the following Voting Stock of the Company:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Consultant – Yorkdale Capital, LLC	Charles Smith	150,000	1.98%

Consultant – Yorkdale Capital, LLC	Mark Smith	263,000*	3.47%

* 13,000 of these shares were purchased for cash in the initial public offering of the Company.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CONDIMENTS, INC.

By /s/ Charles C Herlocher

Charles C Herlocher, President, CFO

Date: June 19, 2013

4