Form 10-Q
period 2013-03-31
GLOBAL CONDIMENTS, INC.
filed 2013-06-20
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

As of June 10, 2013, there were 7,581,736 shares of Common Stock of the issuer outstanding.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013
(Unaudited)
ASSETS	2013	2012
Current Assets
Cash	$76,231	$100,246
Accounts Receivable, net	4,406	6,712
Other Current Assets	4,358	—
Total Current Assets	84,995	106,958

Fixed Assets, net of accumulated depreciation of $0 and $406, respectively	—	406

TOTAL ASSETS	$84,995	$107,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$3,133	$5,895
Accounts Payable – Trade	6,145	9,841
Total Current Liabilities	9,278	15,736

TOTAL LIABILITIES	9,278	15,736

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at March 31, 2013 and December 31, 2012	7,582	7,582
Additional Paid-in-capital	336,320	336,320
Accumulated Deficit	(268,185)	(252,274)
Total Stockholders’ Equity	75,717	91,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,995	$107,364

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$12,915	$20,830
Cost of Revenues	9,631	18,795
Gross Profit	3,284	2,035

Operating Expenses:
Depreciation and Amortization	406	609
Selling and Advertising Expenses	6,691	2,025
General and Administrative	12,125	19,455
Total Operating Expenses	19,222	22,089

Operating Loss	(15,938)	(20,054)

Other Income
Interest Income	27	75
Total Other Income	27	75

Net Loss	$(15,911)	$(19,979)

Basic and Diluted Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,581,736

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)

	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,911)	$(19,979)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	406	609
Changes in operating assets and liabilities:
Accounts Receivable, net	2,306	3,949
Other Current Assets	(4,358)	(6,323)
Accounts Payable – Related Party	(3,696)	1,514
Accounts Payable	(2,762)	(828)
NET CASH USED IN OPERATING ACTIVITIES	(24,015)	(21,058)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,015)	(21,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,246	169,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,231	$148,313

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

 Basis of Presentation and Consolidation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 as reported in form 10-K have been omitted.

Going Concern

At March 31, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company will accomplish this objective through short-term loans from related parties and additional equity investments, if necessary, which will enable the Company to continue operations for the coming year.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. provides general office space and administrative support at 2-6% of gross sales.  For the three months ended March 31, 2013 and 2012 the amounts charged were $384 and 625, respectively.

The Company currently purchases all of their products from Herlocher Foods, Inc.   In the three months ended March 31, 2013 and 2012 the amounts purchased were $9,271 and $17,633, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the three months ended March 31, 2013 and 2012 were $0 and $0.

During the three months ended March 31, 2013, the Company paid $6,350 to Yorkdale Capital, a related party for services provided.

NOTE 3 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the three months ended March 31, 2013, the Company sold $6513 to Giant Eagle Grocery Stores, or 47% of the Company’s revenues. For the three months ended March 31, 2012, the comparable sales to Giant Eagle were $13,188 or 63% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

U.S. e-commerce sales in 2012 were $224.5 billion a 15%+ increase versus 2011 (source: U.S. Department of Commerce, http://www.census.gov/retail/mrts/www/data/pdf/ec_current.pdf). Global Condiments (GLOBAL) continues to try and tap this growing retail segment and although sales are down $7,915, or 38%, versus a year ago, the Company continues to aggressively market its products. After a slow start to 2013 the Company anticipates a stronger second quarter and sales to be close to flat versus 2012.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2013 and 2012

Our quarter ended on March 31, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2013 was $12,915 compared to $20,830 for the three month period ended March 31, 2012.

The decrease in revenue in the three month period ended March 31, 2013 of $7,915 is due to decreased sales to Giant Eagle of about $7,175 to $6,013. The volume decrease was 37% and the revenue decrease was 38%. Mustard volume sales were down 37% and revenue 39%.  Salsa volume sales were flat and revenue down 36%.  Mustard accounted for 99% of the sales for the three months ended March 31, 2013.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2013 was $3,284 compared to $2,035 for the three months ended March 31, 2012.   Margins improved in the three months ended March 31, 2013 versus 2011 from 10% to 25%.  The increase is attributable to favorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2013 were $19,222 compared to $22,089 for the three months ended March 31, 2012. Depreciation expense included in the operating expense was $406 and $609 for the three months ended March 31, 2013 and 2012, respectively.

The decrease of approximately $2,900 in the three months ended March 31, 2013 is attributed to lower professional fees of $7,100 offset by an increase in marketing and advertising of about $3,500.

NET LOSS. Net loss for the three months ended March 31, 2013 was $15,911 compared to a loss of $19,979 for the three month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES. The Company reviews its capital needs on both a short term and long term basis..

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

Trends, events or uncertainties

The Company has not been in existence long enough and has limited sales data to determine whether sales fluctuations are truly a result of trends.  The Company believes that sales will trend with promotions that typically follow the holiday and sports seasons.  There are no other known events or uncertainties.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the three months ended March 31, 2013 decreased by $15,505 to $75,717, versus the year ended December 31, 2012 of $91,222.  This decrease is primarily due the reduction of cash of approximately $24,000 and partially offset by a decrease in current liabilities of approximately $6,400.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the three months ended March 31, 2013 decreased by $15,911 to $75,717 due to the net loss for the nine month period.  Please see the section on ‘Results for the Quarter Ended March 31, 2013’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $75,717 and an accumulated deficit of $268,185 as of March 31, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: June 20, 2013

