Form 10-Q/A
period 2013-03-31
GLOBAL CONDIMENTS, INC.
filed 2013-06-21
CIK 1478974

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Global Condiments, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on June 20, 2013 (the "Form 10-Q"), is solely to include the XBRL.

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

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Condiments, Inc.

By /s/ Charles C. Herlocher

Charles C. Herlocher, Chief Executive Officer

and  Chief Financial Officer

Date: June 20, 2013

3