Form 10-K/A
period 2012-12-31
GLOBAL CONDIMENTS, INC.
filed 2013-06-26
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends Global Condiments, Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing”) and amended on June 20, 2013.  This Amendment No. 2 is being filed to provide the chief executive and financial officer certifications.

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

Date: June 26, 2013

4