Form 10-Q
period 2013-06-30
GLOBAL CONDIMENTS, INC.
filed 2013-08-16
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

As of August 19, 2013, there were 7,581,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
ASSETS	2013	2012
Current Assets
Cash	$63,785	$100,246
Accounts Receivable, net	3,873	6,712
Other Current Assets	2,858	—
Total Current Assets	70,516	106,958

Fixed Assets, net of accumulated depreciation of $7,304 and $6,898, respectively	—	406

TOTAL ASSETS	$70,516	$107,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$14,466	$5,895
Accounts Payable – Trade	1,929	9,841
Total Current Liabilities	16,395	15,736

TOTAL LIABILITIES	16,395	15,736

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at June 30, 2013 and December 31, 2012	7,582	7,582
Additional Paid-in-capital	336,320	336,320
Accumulated Deficit	(289,781)	(252,274)
Total Stockholders’ Equity	54,121	91,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,516	$107,364

See accompanying notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$20,346	$28,829	$33,261	$49,659
Cost of Revenues	17,958	19,705	27,589	38,500
Gross Profit	2,388	9,124	5,672	11,159

Operating Expenses:
Depreciation and Amortization	—	609	406	1,218
Selling and Advertising Expenses	3,859	585	10,550	2,610
General and Administrative	20,142	33,211	32,267	52,666
Total Operating Expenses	24,001	34,405	43,223	56,494

Operating Loss	(21,613)	(25,281)	(37,551)	(45,335)

Other Income
Interest Income	17	173	44	248
Total Other Income	17	173	44	248

Net Loss	$(21,596)	$(25,108)	$(37,507)	$(45,087)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,581,736	7,581,736	7,581,736

See accompanying notes to consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)

	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,507)	$(45,087)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	406	1,218
Changes in operating assets and liabilities:
Accounts Receivable, net	2,839	(3,814)
Other Current Assets	(2,858)	(13,549)
Accounts Payable – Related Party	8,571	2,569
Accounts Payable	(7,912)	5,569
NET CASH USED IN OPERATING ACTIVITIES	(36,461)	(53,094)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,461)	(53,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,246	169,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,785	$116,277

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES

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

Going Concern

At June 30, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. (a company that Mr. Herlocher is a part owner) provides general office space and administrative support at 2-6% of gross sales.  For the six months ended June 30, 2013 and 2012 the amounts charged were $983 and $1,490, respectively.

The Company currently purchases all of their products from Herlocher Foods, Inc.   In the six months ended June 30, 2013 and 2012 the amounts purchased were $27,055 and $38,493, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the six months ended June 30, 2013 and 2012 were $0 and $0.

During the six months ended June 30, 2013, the Company paid $12,679 to Yorkdale Capital, and its affiliates, who are related parties, for services provided.

NOTE 3 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the six months ended June 30, 2013, the Company sold $19,167 to Giant Eagle Grocery Stores, or 58% of the Company’s revenues. For the six months ended June 30, 2012, the comparable sales to Giant Eagle were $33,843 or 68% of the Company’s revenues.

NOTE 4- SUBSEQUENT EVENTS

At the time of this filing there were no reportable subsequent events.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

U.S. e-commerce sales in 2012 were $224.5 billion a 15%+ increase versus 2011 (source: U.S. Department of Commerce, http://www.census.gov/retail/mrts/www/data/pdf/ec_current.pdf). Global Condiments (GLOBAL) continues to try and tap this growing retail segment and although sales are down $16,398, or 33%, versus a year ago, the Company experienced an increase in sales Q2 versus Q1 and continues to aggressively market its products.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE SIX MONTHS ENDED June 30, 2013 and 2012

Our quarter ended on June 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2013 was $20,346 compared to $28,829 for the three month period ended June 30, 2012.

The decrease in revenue in the three month period ended June 30, 2013 of $8,483 is mainly due to decreased sales to Giant Eagle of about $8,100. The volume decrease was 26% and the revenue decrease was 29%. Mustard volume sales were down 25% and revenue 28%.  Salsa volume sales were down 16% and revenue 26%.  Mustard accounted for 99% of the sales for the three months ended June 30, 2013.

Revenue for the six months ended June 30, 2013 was $33,261 compared to $49,659 for the six month period ended June 30, 2012.

The decrease in revenue in the six month period ended June 30, 2013 of $16,398 is due to decreased sales to Giant Eagle of about $14,760. The volume decrease was 30% and the revenue decrease was 33%. Mustard volume sales were also down 30% and revenue 33%.  Salsa volume sales were down 42% and revenue 52%.  Mustard accounted for 99% of the sales for the six months ended June 30, 2013.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2013 was $2,388 compared to $9,124 for the three months ended June 30, 2012.   Margins decreased in the three months ended June 30, 2013 versus 2012 from 32% to 12%.  The decrease is attributable to unfavorable product mix.

Gross profit for the six months ended June 30, 2013 was $5,672 compared to $11,159 for the six months ended June 30, 2012.   Margins decreased in the six months ended June 30, 2013 versus 2012 from 23% to 17%.  The decrease is attributable to unfavorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2013 were $24,001 compared to $34,405 for the three months ended June 30, 2012. Depreciation expense included in the operating expense was $0 and $609 for the three months ended June 30, 2013 and 2012, respectively.

The decrease of approximately $10,404 in the three months ended June 30, 2013 is attributed to lower professional fees of about $9,300.

Total operating expenses for the six months ended June 30, 2013 were $43,223 compared to $56,494 for the six months ended June 30, 2012. Depreciation expense included in the operating expense was $406 and $1,218 for the six months ended June 30, 2013 and 2012, respectively.

The decrease of approximately $13,271 in the six months ended June 30, 2013 is attributed to lower professional fees of $16,400, general office expenses of about $3,400 and partially offset by an increase in marketing and advertising of about $7,300.

NET LOSS. Net loss for the three months ended June 30, 2013 was $21,956 compared to a loss of $25,108 for the three month period ended June 30, 2012.

Net loss for the six months ended June 30, 2013 was $37,507 compared to a loss of $45,087 for the six month period ended June 30, 2012.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the six months ended June 30, 2013 decreased by $37,101 to $54,121, versus the year ended December 31, 2012 of $91,222.  This decrease is primarily due the reduction of cash of approximately $36,500.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the six months ended June 30, 2013 decreased by $37,507 to $54,121 due to the net loss for the nine month period.  Please see the section on ‘Results for the Quarter Ended June 30, 2013’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $54,121 and an accumulated deficit of $289,781 as of June 30, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer as of June 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 16, 2013

