Form 10-Q
period 2013-09-30
GLOBAL CONDIMENTS, INC.
filed 2013-11-18
CIK 1478974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

As of November 18, 2013, there were 7,581,736 shares of Common Stock of the issuer outstanding.

1

GLOBAL CONDIMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
ASSETS	2013	2012
Current Assets
Cash	$58,743	$100,246
Accounts Receivable, net	1,631	6,712
Other Current Assets	2,358	—
Total Current Assets	62,732	106,958

Fixed Assets, net of accumulated depreciation of $7,304 and $6,898, respectively	—	406

TOTAL ASSETS	$62,732	$107,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Related Party	$13,374	$5,895
Accounts Payable – Trade	2,596	9,841
Total Current Liabilities	15,970	15,736

TOTAL LIABILITIES	15,970	15,736

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value, 50,000,000 authorized,
7,581,736 issued and outstanding at September 30, 2013 and December 31, 2012	7,582	7,582
Additional Paid-in-capital	336,320	336,320
Accumulated Deficit	(297,140)	(252,274)
Total Stockholders’ Equity	46,762	91,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,732	$107,364

See accompanying notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$19,711	$17,430	$52,972	$67,089
Cost of Revenues	14,364	13,905	41,953	52,405
Gross Profit	5,347	3,525	11,019	14,684

Operating Expenses:
Depreciation and Amortization	—	608	406	1,826
Selling and Advertising Expenses	2,741	491	13,291	3,101
General and Administrative	9,978	13,627	42,245	66,293
Total Operating Expenses	12,719	14,726	55,942	71,220

Operating Loss	(7,372)	(11,201)	(44,923)	(56,536)

Other Income
Interest Income	13	53	57	301
Total Other Income	13	53	57	301

Net Loss	$(7,359)	$(11,148)	$(44,866)	$(56,235)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,581,736	7,581,736	7,581,736	7,581,736

See accompanying notes to unaudited consolidated financial statements.

GLOBAL CONDIMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)

	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(44,866)	$(56,235)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	406	1,826
Changes in operating assets and liabilities:
Accounts Receivable, net	5,081	4,490
Other Current Assets	(2,358)	(7,549)
Accounts Payable – Related Party	7,479	(5,842)
Accounts Payable	(7,245)	324
NET CASH USED IN OPERATING ACTIVITIES	(41,503)	(62,986)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,503)	(62,986)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,246	169,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,743	$106,385

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

 GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Going Concern

At September 30, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

GLOBAL CONDIMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS

Under a contract with the Company beginning January 1, 2008, Herlocher Foods, Inc. (a company that Mr. Herlocher is a part owner) provides general office space and administrative support at 2-6% of gross sales.  For the nine months ended September 30, 2013 and 2012 the amounts charged were $1,576 and $2,013, respectively.

The Company currently purchases all of their products from Herlocher Foods, Inc.   In the nine months ended September 30, 2013 and 2012 the amounts purchased were $42,279 and $53,573, respectively. The Company does not have a written supplier / distributor agreement with Herlocher Foods, Inc., nor is the Company an exclusive distributor. As of September 30, 2013, $5,874 was due to Herlocher Foods, Inc.

On September 30, 2009 the Company signed a contract with Herlocher Foods, Inc. to provide management services at a cost of up to $5,000 per month, depending on activity, beginning October 1, 2009.  This agreement can be cancelled by either party with a 30 day written notice.  Total management services expenses for the nine months ended September 30, 2013 and 2012 were $0 and $0.

During the nine months ended September 30, 2013, the Company paid $13,400 to Yorkdale Capital, a related party for services provided. As of September 30, 2013, $7,500 was due to Yorkdale Capital.

NOTE 3 – MAJOR CUSTOMERS

The Company has over 150 customers and has one that is greater than 10% of the total revenue. For the nine months ended September 30, 2013, the Company sold $27,730 to Giant Eagle Grocery Stores, or 52% of the Company’s revenues. For the nine months ended September 30, 2012, the comparable sales to Giant Eagle were $41,152 or 61% of the Company’s revenues.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

U.S. e-commerce sales in 2012 were $224.5 billion a 15%+ increase versus 2011 (source: U.S. Department of Commerce, http://www.census.gov/retail/mrts/www/data/pdf/ec_current.pdf). Global Condiments (GLOBAL) continues to try and tap this growing retail segment and although sales are down $14,117, or 21%, versus a year ago, the Company continues to aggressively market its products.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2013 and 2012

Our quarter ended on September 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2013 was $19,711 compared to $17,430 for the three month period ended September 30, 2012.

The increase in revenue in the three month period ended September 30, 2013 of $2,281 is mainly due to increased sales to Giant Eagle of about $3,000. The volume increase was 22% and the revenue increase was 13%. Mustard volume sales were up 22% and revenue 13%.  Salsa volume sales were up 29% and revenue 6%.  Mustard accounted for 98% of the sales for the three months ended September 30, 2013.

Revenue for the nine months ended September 30, 2013 was $52,972 compared to $67,089 for the nine month period ended September 30, 2012.

The decrease in revenue in the nine month period ended September 30, 2013 of $14,117 is due to decreased sales to Giant Eagle of about $11,000. The volume decrease was 16% and the revenue decrease was 21%. Mustard volume sales were also down 16% and revenue 21%.  Salsa volume sales were down 21% and revenue 37%.  Mustard accounted for 99% of the sales for the nine months ended September 30, 2013.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2013 was $5,347 compared to $3,525 for the three months ended September 30, 2012.   Margins increased in the three months ended September 30, 2013 versus 2012 from 20% to 27%.  The increase is attributable to unfavorable product mix.

Gross profit for the nine months ended September 30, 2013 was $11,019 compared to $14,684 for the nine months ended September 30, 2012.   Margins decreased in the nine months ended September 30, 2013 versus 2012 from 27% to 20%.  The decrease is attributable to unfavorable product mix.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2013 were $12,719 compared to $14,726 for the three months ended September 30, 2012. Depreciation expense included in the operating expense was $0 and $608 for the three months ended September 30, 2013 and 2012, respectively.

The decrease of approximately $2,000 in the three months ended September 30, 2013 is attributed to lower professional fees.

Total operating expenses for the nine months ended September 30, 2013 were $55,942 compared to $71,220 for the nine months ended September 30, 2012. Depreciation expense included in the operating expense was $406 and $1,826 for the nine months ended September 30, 2013 and 2012, respectively.

The decrease of approximately $13,900 in the nine months ended September 30, 2013 is attributed to lower professional fees of $17,000, general office expenses of about $3,000 and partially offset by an increase in marketing and advertising of about $7,000.

NET LOSS. Net loss for the three months ended September 30, 2013 was $7,359 compared to a loss of $11,148 for the three month period ended September 30, 2012.

Net loss for the nine months ended September 30, 2013 was $44,866 compared to a loss of $56,235 for the nine month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES. The Company reviews its capital needs on both a short term and long term basis.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital for the nine months ended September 30, 2013 decreased by $44,460 to $46,762, versus the year ended December 31, 2012 of $91,222.  This decrease is primarily due the reduction of cash of approximately $41,500.

STOCKHOLDER’S EQUITY: Stockholder’s equity for the nine months ended September 30, 2013 decreased by $44,866 to $46,762 due to the net loss for the nine month period.  Please see the section on ‘Results for the Quarter Ended September 30, 2013’ that discusses in more detail the reasons for the loss.

GOING CONCERN: The Company has limited operations and has working capital of $46,762 and an accumulated deficit of $297,140 as of September 30, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive and Chief Financial Officer as of September 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 18, 2013

